Form 10-K
period 2010-10-31
AFH Acquisition III, Inc.
filed 2010-12-23
CIK 1420030

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

As of October 31, 2010, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 23, 2010, there were 5,000,000 shares of common stock, par value $.001, outstanding.

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

AFH Acquisition III, Inc. (“we”, “us”, “our”, the "Company") was incorporated under the laws of the State of Delaware on September 24, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected October 31st as its fiscal year end.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Amir Farrokh Heshmatpour, the Chief Executive and Financial Officer and director of the Company.  As of October 31, 2010, the Company has not entered into any definitive agreement with any party.  See subsequent events note in the financial statements.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

The original stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

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

We presently have no employees apart from our management. Our Chief Executive and Financial Officer and director is engaged in outside business activities and anticipate that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

To the best knowledge of our Chief Executive and Financial Officer and director, the Company is not a named party to any legal proceeding or litigation which would materially impact the operation or purpose of this Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of December 23, 2010, there were two holders of record of the Common Stock.

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

Liquidity and Capital Resources

As of October 31, 2010, the Company had assets equal to $40,324.  This compares with assets of $- as of October 31, 2009.  The Company’s current liabilities as of October 31, 2010 totaled $56,957, comprised of accrued expenses and funds held in escrow.  This compares with liabilities of $12,661, as of October 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2010, October 31, 2009 and for the cumulative period from September 24, 2007 (Inception) to October 31, 2010.

	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	For the Cumulative Period from September 24, 2007 (Inception) to October 31, 2010
Net Cash (Used in) Operating Activities	$(6,095)	$(2,340)	$(37,676)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash (Used in) Provided by Financing Activities	$9,180	$2,340	$40,761
Net Increase (Decrease) in Cash and Cash Equivalents	$3,085	$-	$3,085

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to October 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2010, the Company had a net loss of $3,972, consisting of legal, accounting, audit, taxes, other professional service fees and other organizational costs and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2010 in September of 2010, Quarterly Report on Form 10-Q for the period ended April 30, 2010 in May of 2010, Quarterly Report on Form 10-Q for the period ended January 31, 2010 in March of 2010 and the preparation of the Company’s Annual Report on Form 10-K in January of 2010.

For the fiscal year ended October 31, 2009, the Company had a net loss of $7,903, consisting of legal, accounting, audit, taxes, other professional service fees and other organizational costs and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2009 in September of 2009, Quarterly Report on Form 10-Q for the period ended April 30, 2009 in May of 2009, Quarterly Report on Form 10-Q for the period ended January 31, 2009 in March of 2009 and Annual Report on Form 10-K in January of 2009.

For the period from September 24, 2007 (Inception) to October 31, 2010, the Company had a net loss of $41,633 comprised exclusively of legal, accounting, audit, taxes, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2010 in September of 2010, Quarterly Report on Form 10-Q for the period ended April 30, 2010 in May of 2010, Quarterly Report on Form 10-Q for the period ended January 31, 2010 in March of 2010 and the preparation of the Company’s Annual Report on Form 10-K in January of 2009.

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

AFH ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
OCTOBER 31, 2010

AFH ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at October 31, 2010 and 2009	F-2

Statement of Changes in Stockholders' Deficit for the Period from Date of Inception (September 24, 2007) through October 31, 2010	F-3

Statements of Operations for the Years Ended October 31, 2010 and 2009 and for the Period from Date of Inception (September 24, 2007) through October 31, 2010	F-4

Statements of Cash Flows for the Years Ended October 31, 2010 and 2009 and for the Period from Date of Inception (September 24, 2007) through October 31, 2010	F-5

Notes to Financial Statements	F-6 – F-9

Certified Public Accountants  |  280 Kenneth Drive, Suite 100  |  Rochester, New York 14623  |  585.427.8900  |  EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Acquisition III, Inc.

We have audited the accompanying balance sheets of AFH Acquisition III, Inc. (the Company) as of October 31, 2010 and 2009, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended October 31, 2010 and for the period from date of inception (September 24, 2007) through October 31, 2010. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition III, Inc. as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2010 and for the period from date of inception (September 24, 2007) through October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 22, 2010

AFH ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

October 31,	2010	2009

Assets
Cash and Cash Equivalents	$3,085	$—
Due from Parent	37,239	—

Total Assets	$40,324	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$3,957	$6,080
Funds Held In Escrow	53,000	—
Due to Parent	—	6,581

Total Liabilities	56,957	12,661

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(41,633)	(37,661)

Total Stockholder's Deficit	(16,633)	(12,661)

Total Liabilities and Stockholder's Deficit	$40,324	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH OCTOBER 31, 2010

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	(21,859)	(21,859)

Balance - October 31, 2007	5,000,000	5,000	20,000	(4,900)	(21,859)	(1,759)

Cash Received for Stock Subscriptions	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	(7,899)	(7,899)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(29,758)	(4,758)

Net Loss for the Period	—	—	—	—	(7,903)	(7,903)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(37,661)	(12,661)

Net Loss for the Period	—	—	—	—	(3,972)	(3,972)

Balance - October 30, 2010	5,000,000	$5,000	$20,000	$—	$(41,633)	$(16,633)

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	October 31,		Through
	2010	2009	October 31, 2010

Revenues	$—	$—	$—

Expenses
Consulting	$—	$728	$1,254
Interest	—	15	15
Legal and Professional	3,832	6,408	38,197
Office Expenses	15	125	723
Organizational Costs	—	552	1,244

Total Expenses	$3,847	$7,828	$41,433

Net Loss for the Period Before Taxes	$(3,847)	$(7,828)	$(41,433)

Franchise Tax	$125	$75	$200

Net Loss for the Period After Taxes	$(3,972)	$(7,903)	$(41,633)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	October 31,		Through
	2010	2009	October 31, 2010

Cash Flows from Operating Activities
Net Loss for the Period	$(3,972)	$(7,903)	$(41,633)

Changes in Assets and Liabilities:
Prepaid Expenses	—	2,083	—
Accrued Expenses	(2,123)	3,480	3,957

Net Cash Flows from Operating Activities	(6,095)	(2,340)	(37,676)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	6,180	2,340	12,761
Cash Proceeds from Stock Subscriptions	—	—	4,900
Cash Proceeds from Sale of Stock	—	—	20,100
Funds Held in Escrow	3,000	—	3,000

Net Cash Flows from Financing Activities	9,180	2,340	40,761

Net Change in Cash and Cash Equivalents	3,085	—	3,085

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$3,085	$—	$3,085

SUPPLEMENTAL NON-CASH DISCLOSURES
Funds Held in Excrow Received Directly by Parent	$50,000	$—	$50,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A –
The Company
AFH Acquisition III, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 2007.  The Company is majority owned by AFH Holding & Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of AFH Acquisition III, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. On November 8, 2010, the Company entered into a binding letter of intent with a target company. See Note G for additional details.

Since inception, the Company has been engaged in organizational efforts.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred asset and liability balances.

AFH ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B –
Summary of Significant Accounting Policies – continued
Financial Instruments
The Company’s financial instruments consist of cash and amounts due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

Note D –
Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $41,633 at October 31, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

AFH ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note E –	Due to/from Parent Represents cash advance to/from AFH Holding & Advisory, LLC. AFH Holding & Advisory, LLC is the majority shareholder of the Company. There are no repayment terms.

Note F –	Funds Held in Escrow Funds held in escrow represent cash received from potential shareholders for a possible business merger as described in note G.

Note G–
Subsequent Events
On November 8, 2010, the Company’s majority shareholder, AFH Holding & Advisory, LLC, entered into a binding letter of intent with an operating company with respect to a potential business combination pursuant to a merger, share exchange or otherwise agreed to transaction.  This transaction contemplates AFH Holding & Advisory, LLC will retain 10% of the control over the combined entities resulting in a change in control and receive a cash fee of $900,000.  As this transaction has not been finalized, we do not know what its ultimate impact, nor the ultimate impact of the operating company’s intentions, will be on our financial statements or our ability to continue as a going concern.

On December 12, 2010, the original 2,500,000 shares issued to Timothy Brasel on September 10, 2010 were cancelled down to 500,000 shares.  See Schedule 13D filed on December 12, 2010.

On December 9, 2010, the Company elected Elizabeth Charuvastra to fill the vacancy on the board effective immediately. On December 10, 2010, Timothy J. Brasel resigned from the board of directors of the company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s President, Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.
Evaluation of Internal Controls over Financial Reporting

The management of AFH Acquisition III, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These internal controls include policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

●	Provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●
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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2010.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

After the filing of the October 31, 2009 Annual Report on Form 10-K , an evaluation of internal controls over financial reporting was found to be ineffective due to inadequate disclosures.  Management has actively sought the advise of counsel to ensure that all information is properly disclosd in the filings.

Item 9B.	Other Information.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)           Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Amir F. Heshmatpour	44	President, Secretary, Chief Financial Officer and Director

Elizabeth Charuvastra	66	Vice President and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and director since inception.  Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC from July 2003 to the present.  Prior to that, he took some time off.  From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc.  Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee.  Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition IV, Inc., AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc, AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies.  Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc.  Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc.  Mr. Heshmatpour received a Bachelor of Arts from Pennsylvania State University in 1988.

Elizabeth Charuvastra has served as a Vice President and a Director of the Company since December 9, 2010. She is a founder of Targeted Medical Pharma, Inc. and has served as Chairman of the board of directors and executive vice president of regulatory affairs of that company since December 1999.  Ms. Charuvastra is a Registered Nurse and inventor.  Ms. Charuvastra founded and served as president of Beverly Glen Medical Systems, a California-based national cardiac monitoring company, from May 1990 to October 1999.  Under Ms. Charuvastra’s direction, Beverly Glen Medical Systems developed new technologies in high resolution continuous EKG (Holter) monitoring.  Ms. Charuvastra is the author of a number of publications, abstracts and presentations on subjects that include risk of sudden death related to QT interval prolongation, and Heart Rate Variability testing associated with Gulf War illness.  Ms. Charuvastra received her degree in nursing in 1966 and her degree in nurse midwifery in 1968 from Royal Canberra Hospital in Australia.
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

Based solely on the Company’s review of the copies of the forms received during the fiscal year ended October 31, 2010, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit Committee

The Board of Directors acts as the audit committee. On August 1, 2009, AFH Holding & Advisory, LLC the parent of Company, hired a Controller (who is also a CPA) to oversee the Company and all other blank-check subsidiaries that AFH Holding & Advisory is a parent to. The Controller’s duties include reconciling banking statements and records, journal entries, overall accounting for the Company, preparation of the Company’s interim financial statements and assisting the Company’s independent auditors with their annual audit and quarterly reviews of the Company’s financial statements. The Controller’s work is overseen by Mr. Amir F. Heshmatpour, President, Secretary and Director of the Company and the Principal Executive Officer and Principal Financial Officer of the Company. Prior to AFH Holding and Advisory, LLC hiring the Controller, there was no qualified financial expert.

Item 11.	Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2010 and 2009.

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

(a)           The following tables set forth certain information as of December 23, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Amir F. Heshmatpour (1) 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212	4,500,000	(2)	90.00%

AFH Holding & Advisory, LLC 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212	4,500,000		90.00%

Timothy J Brasel 5770 S Beech Court Greenwood Village, CO 80121	500,000		10.00%

All Officers and Directors as a group	5,000,000		100.00%
_______________________
(1)	Amir F. Heshmatpour serves as the president and director of the Company.
(2)
Represents 4,500,000 shares of Common Stock owned by AFH Holding & Advisory LLC (“AFH Holding”).  Mr. Heshmatpour is the sole member of AFH Holding and has sole voting and investment control over the shares of Common Stock owned of record by AFH Holding. Accordingly, he may be deemed a beneficial owner of the 4,500,000 shares of Common Stock owned by AFH Holding.

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

EFP Rotenberg, LLP is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed to the Company by EFP Rotenberg, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,500 for the fiscal year ended October 31, 2010 and $3,075 for the fiscal year ended October 31, 2009.

Audit-Related Fees

There were no fees billed to the Company by EFP Rotenberg, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2010 and 2009.

Tax Fees

There were no fees billed to the Company by EFP Rotenberg, LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2010 and 2009.

All Other Fees

There were no fees billed to the Company by EFP Rotenberg, LLP for other products and services for the fiscal years ended October 31, 2010 and 2009.

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
*Page F-1 follows page 8 to this annual report on Form 10-K.

(b)           Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2010

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

AFH ACQUISITION III, INC.

Dated: December 23, 2010	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary, Chief Financial Officer and Sole Director	December 23, 2010
Amir F. Heshmatpour

/s/ Elizabeth Charuvastra	Director	December 23, 2010
Elizabeth Charuvastra