Form 10-Q
period 2011-03-31
Targeted Medical Pharma, Inc.
filed 2011-05-23
CIK 1420030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission File Number: 000-53071

TARGETED MEDICAL PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5863618
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

2980 Beverly Glen Circle
Los Angeles, California	90077
(Address of principal executive offices)	(Zip Code)

                              (310) 474-9809
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 if this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company☒	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 23, 2011, there were 21,949,576 shares of common stock, par value $0.001 per share, of the Registrant outstanding.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$447,223	$795,914
Investments	-	244,416
Inventory	277,799	365,350
Accounts Receivable - Net of Allowance for Doubtful Accounts	23,866,140	20,359,682
Loans Receivable - Employees	27,146	29,738
Prepaid Expenses - Short Term	201,947	113,691
Deferred Tax Asset - Short Term	261,738	309,892
Total Current Assets	25,081,993	22,218,683
Long Term Accounts Receivable	2,456,178	2,512,426
Property and Equipment - Net of Accumulated Depreciation	558,339	535,488
Intangible Assets - Net of Accumulated Amortization	2,297,515	2,201,690
Prepaid Expenses - Long Term	194,793	202,073
Deferred Tax Asset - Long Term	258,996	-
Other Assets	26,000	26,000
Total Assets	$30,873,814	$27,696,360

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts Payable and Accrued Expenses	$1,917,837	$1,558,814
Notes Payable-Related Parties	740,000	300,000
Taxes Payable	5,716,289	5,054,635
Deferred Tax Liability - Current	1,288,278	1,287,776
Total Current Liabilities	9,662,404	8,201,225
Deferred Income Taxes	2,887,562	2,595,975
Total Liabilities	12,549,966	10,797,200

Shareholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 21,949,576 and 18,308,576 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	21,950	18,309
Additional Paid-In Capital	3,200,101	3,191,314
Retained Earnings	15,101,797	13,686,328
Accumulated Other Comprehensive Income (Loss)	-	3,209
Total Shareholders' Equity	18,323,848	16,899,160
Total Liabilities and Shareholders' Equity	$30,873,814	$27,696,360

The accompanying notes are an itergral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Quarters ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
Revenues:
Product Sales	$5,593,435	$3,592,230
Service Revenue	153,948	451,043
Total Revenue	5,747,383	4,043,273

Cost of Product Sold	283,660	309,284
Cost of Services Sold	373,339	327,153
Total Cost of Sales	656,999	636,437

Total Gross Profit	5,090,384	3,406,836

Operating Expenses:
Research and Development	36,748	84,151
Selling	42,912	3,869
Compensation	1,693,563	860,635
General and Administrative	1,178,929	683,776
Total Operating Expenses	2,952,152	1,632,431

Net Income before Other Income	2,138,232	1,774,405
Other Income and (Expense)
Investment Income	7,625	2,181
Total Other Income and (Expense)	7,625	2,181

Net Income before Taxes	2,145,857	1,776,586
Income Taxes	697,338	978,610
Deferred Income Tax Expense (Benefit)	33,050	(223,561)
Net Income before Comprehensive Income	1,415,469	1,021,537
Unrealized Gain or (Loss) on Investments	-	(3,958)
Reclassification for losses included in Net Income	(3,209)	-
Comprehensive Income	$1,412,260	$1,017,579

Basic Earnings Per Share	$0.07	$0.06
Diluted Earnings Per Share	$0.07	$0.05
Basic Weighted Average Number of Common Shares Outstanding	20,693,676	18,313,455
Diluted Weighted Average Number of Common Shares Outstanding	21,668,753	18,588,532

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Year ended December 31, 2010 and quarter ended March 31, 2011

(Unaudited)

	Number of Shares of Common Stock	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - January 1, 2010 (1)	18,313,455	$18,314	$3,057,804	$7,878,067	$(1,980)	$10,952,205
Stock Issued for Services	14,789	15	49,985	-	-	50,000
Shares Retired	(19,668)	(20)	20	-	-	-
Stock Option Expense	-	-	83,505	-	-	83,505
Net Income	-	-	-	5,808,261	-	5,808,261
Unrealized Gain on Investments	-	-	-	-	5,189	5,189
Balance - December 31, 2010	18,308,576	18,309	3,191,314	13,686,328	3,209	16,899,160
Stock Issued for Services	16,000	16	40,784	-	-	40,800
Stock Option Expense	-	-	471,628	-	-	471,628
Net Income	-	-	-	1,415,469	-	1,415,469
Shares issued to existing shell shareholders in the reorganization	3,625,000	3,625	(503,625)	-	-	(500,000)
Reclassificaation of Gains to Net Income	-	-	-	-	(3,209)	(3,209)
Balance - March 31, 2011 (Unaudited)	21,949,576	$21,950	$3,200,101	$15,101,797	$-	$18,323,848

(1) The stockholders' equity has been recapitalized to give effect to the shares exchanged by existing shareholders pursuant to the merger agreement dated January 31, 2011, more fully discussed in Note 7 to these financial statements.

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Quarters ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
Cash Flows from Operating Activities:
Net Income	$1,415,469	$1,021,537
Adjustments:
Depreciation and Amortization	105,789	82,064
Stock Option Compensation	471,628	20,876
Stock Issued for Services	40,800	-
Deferred Income Taxes	33,050	(223,561)
Bad Debts Expense	-	226,297
Changes:
Accounts Receivable	(3,450,210)	(1,672,300)
Inventory	87,551	46,506
Prepaid Expenses	(80,976)	(14,457)
Loans Receivable - Employees	2,592	(29,060)
Deferred Tax Asset	(210,842)	(8,948)
Accounts Payable and Accrued Expenses - see Supplemental Disclosure below	299,023	3,832
Taxes Payable	661,654	922,649
Deferred Tax Liability	259,039	8,948
Net Cash Flows from Operating Activities	(365,433)	384,383

Cash Flows from Investing Activities:
Net Sales or (Purchases) of Investments	241,207	(105,238)
Acquisition of Intangible Assets	(147,006)	(79,671)
Purchases of Property and Equipment	(77,459)	-
Net Cash Flows from Investing Activities	16,742	(184,909)

Net Change in Cash and Cash Equivalents	(348,691)	199,474
Cash and Cash Equivalents - Beginning of Quarter	795,914	321,216
Cash and Cash Equivalents - End of Quarter	$447,223	$520,690

Supplemental Disclosure of Cash Flow Information
Interest Paid	-
Interest Expense - Accrued but not Paid	$10,400

Supplemental Disclosure of Non-Cash Investing and Financing Activities
On January 31, 2011 the Company issued a note payable to the Companies Founders in the amount of $440,000 in partially payment of the $500,000 stock purchase of the shell company.
The remaining $60,000 is included in Accrued Expenses.

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements
March 31, 2011 and December 31, 2010

Note 1: Business Activity

TARGETED MEDICAL PHARMA, INC. (“Company”), also doing business as Physician Therapeutics (“PTL”), is a specialty pharmaceutical company that develops and commercializes nutrient- and pharmaceutical-based therapeutic systems.  The Company also does business as Laboratory Industry Services (“LIS”), which is a facility for the performance of diagnostic testing.  On July 30, 2007, the Company formed the wholly owned subsidiary, Complete Claims Processing, Inc. ("CCPI"), which provides billing and collection services on behalf of physicians for claims to insurance companies, governmental agencies and other medical payors.

Segment Information:

The Company had revenue outside of the United States of $93,684 and $0 for the quarters ended March 31, 2011 and 2010, respectively.  The Company’s operations are organized into two reportable segments: TMP and CCPI.

•
TMP: This segment includes PTL and LIS as described above. This segment develops and distributes nutrient based therapeutic products and distributes pharmacy products from other manufacturers through employed sales representatives and distributors.  TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property and is responsible for research and development relating to medical food products and the development of software used for the dispensation and billing of medical foods, generic and branded products.  The TMP segment also manages contracts and chargebacks.

•
CCPI: This segment provides point-of-care dispensing solutions and billing and collections services.  It is responsible for the research and development of billing software and methodologies and the customization of hardware that supports dispensing, billing and collection operations.

Segment Information for the quarter ended March 31, 2011	Total	TMP	CCPI
Gross Sales	$5,747,383	$5,593,435	$153,948
Gross Profit	5,090,384	5,309,775	(219,391)
Net Income and Comprehensive Income	1,412,260	1,928,229	(515,969)

Total Assets	30,873,814	32,997,035	(2,123,221)
Less: Eliminations	-	(2,273,346)	2,273,346
Net Total Assets	$30,873,814	$30,723,689	$150,125

Segment Information for the quarter ending March 31, 2010	Total	TMP	CCPI
Gross Sales	$4,043,273	$3,592,230	$451,043
Gross Profit	3,406,836	3,282,946	123,890
Net Income and Comprehensive Income	1,017,579	965,667	51,912

Total Assets	17,933,254	18,910,073	(976,819)
Less: Eliminations	-	(1,010,176)	1,010,176
Net Total Assets	$17,933,254	$17,899,897	$33,357

Note 2: Summary of Significant Accounting Policies

General: The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2011, the results of its operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2010.
The results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year’s operation.

Principles of consolidation: The consolidated financial statements include accounts of TMP and its wholly owned subsidiary, CCPI, collectively referred to as "the Company".  All significant intercompany accounts and transactions have been eliminated in consolidation.  In addition, TMP and CCPI share the common operating facility, certain employees and various costs.  Such expenses are principally paid by TMP.  Due to the nature of the parent and subsidiary relationship, the individual financial position and operating results of TMP and CCPI may be different from those that would have been obtained if they were autonomous.

Accounting estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents.  The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.

Considerations of credit risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company maintains its cash balances at high credit quality financial institutions.  The balances, at times, may exceed federally insured limits.

As of March 31, 2011, two customers constituted 36% (a practice with ten physicians) and 11%, respectively of our outstanding accounts receivable. As of December 31, 2010 two customers constituted 31% (a practice with ten physicians) and 19%, respectively of our outstanding accounts receivable.

Revenue Recognition:
TMP markets medical foods and generic and branded pharmaceuticals through employed sales representatives, independent distributors and pharmacies.  Product sales are invoiced upon shipment at Average Wholesale Price (“AWP”), which is a commonly used term in the industry, with varying rapid pay discounts, under four models:
•
Direct sales to physicians:  TMP invoices the physician upon shipment to the physician under terms which allow a significant rapid pay discount for payment within discount terms in accordance with the product purchase agreement.  The physicians dispense the product and perform their own claims processing and collections.  TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement.  The physician is responsible for payment directly to TMP.

•
Direct sales to distributors: TMP invoices distributors upon shipment to distributors and physician clients of distributors under terms which allow a significant rapid pay discount for payment within discount terms in accordance with the product purchase agreement.  The distributor markets the products to physicians.  TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement.

•
Physician managed model:  TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products.  TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement.

•
Hybrid model:  TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. Distributors sell the products to physicians and collect the purchase price from the physician client directly.   The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The CCPI fee is deducted from the reimbursement received by CPPI on behalf of the physician client before the reimbursement is forwarded to the physician client.

CCPI receives no revenue in the physician direct or distributor direct models because it does not provide collection and billing services to the physician clients.
In the managed physician model and in the hybrid model, CCPI has a billing and claims processing service agreement with the physician. That agreement includes a service fee defined as a percentage of collections on all claims plus all or a portion of any penalties and interest collected. CCPI prepares the claim on behalf of the physician and administers the claim through collection. Collections from commercial insurers generally occur within 90 days. While ultimate collectability of workers’ compensation claims is very high, most workers’ compensation claims are denied on first claim attempt and can take from 45 days to four years to collect. The initial denial begins a process of correspondence designed to clear denial objections, submission of workers’ compensation lien filings against insurer settlements on behalf of physicians and settlement hearings.  Because fees are only earned by CCPI upon collection of the claim and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time that collections are received.
The impact of this extended collection cycle on CCPI is that revenue and receipt of revenue are delayed until collection of the claims on behalf of the physician. This has a direct impact on CCPI’s revenue and cash flow because CCPI’s revenue is recognized upon receipt of the claims collection on behalf of the physician. The long collection cycle does not directly impact TMP’s revenue from the sale of products because TMP recognizes revenue upon shipment to the physician clients and the physician client is obligated to pay the purchase price for the products within the prescribed terms whether or not the physician client has received reimbursement for the claims submitted. It does, however, impact the cash flow for TMP since most physician invoices are paid from the proceeds of claims managed on behalf of the physicians. The result is that invoices due from the physicians to TMP can have a long collection cycle even though revenue is recognized upon shipment of product.
No returns of products are allowed except products damaged in shipment, which has been insignificant.
The rapid pay discounts to the AWP offered to the physician or distributor, under the models described above, vary based upon the expected payment term from the physician or distributor. The discounts are derived from the Company’s historical experience of the collection rates from internal sources and updated for facts and circumstances and known trends and conditions in the industry, as appropriate. As described in the models above, we recognize provisions for rapid pay discounts in the same period in which the related revenue is recorded. We believe that our current provisions appropriately reflect our exposure for rapid pay discounts. These rapid pay discounts, have typically ranged from 40% to 83% of Average Wholesale Price and we have monitored our experience ratio periodically over the prior twelve months and have made adjustments as appropriate.

Allowance for doubtful accounts: Under the direct sales to physician, direct sales to distributor and hybrid models, product is sold under terms that allow substantial discounts (40-83%) for payment within terms.  With such substantial discounts, it is rare that an invoice is not paid within terms and no allowance is calculated because they are booked at the discounted amount in accounts receivable and revenue. Under the Company’s physician managed model and hybrid model, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client . Extended collection periods are typical in the workers compensation industry with payment terms extending from 45 days up to four years.  The physician remains personally liable for purchases of product from TMP and, during this long collection cycle, TMP retains a security interest in all products sold to the physician along with the claims receivable that result from sales of the products.  CCPI maintains an accounting of all managed accounts receivable on behalf of the physician and regularly reports to the physician.  Bad debts are recognized on the allowance method based on historical experience, contractual payment terms and management's evaluation of outstanding accounts receivable.  Included in this analysis is a comparison of the total amount of all invoices due from the physician to TMP for products purchased to all outstanding claims in the managed accounts receivable on behalf of the physician.  To the extent that the amount due from the physician to TMP for product purchases exceeds the expected collectible value of outstanding claims in the managed accounts receivable, management takes additional measures including withholding additional amounts due from monthly residual payments to physicians under the billing and collection services agreement. To the extent that these efforts are unsuccessful, the Company may seek legal action for payment directly from the physician under the contract, although the Company has not yet pursued this type of action.

In addition to the bad debt recognition policy above, it is also TMP’s policy to write down uncollectible loans and trade receivables when the payor is no longer in existence, is in bankruptcy or is otherwise insolvent.  In such instances our policy is to reduce accounts receivable by the uncollectible amount and to proportionally reduce the allowance for doubtful accounts.

Inventory valuation: Inventory is valued at the lower of cost (first in, first out) or market and consists primarily of finished goods.

Property and equipment: Property and equipment are stated at cost.  Depreciation is provided for by the straight line method over the estimated useful lives of the related assets.  Computer equipment is amortized over three to five years.  Furniture and fixtures are depreciated over five to seven years.  Leasehold improvements are amortized over the shorter of fifteen years or term of the applicable property lease.  Maintenance and repairs are expensed as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized.  When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  Amenities are capitalized as leasehold improvements.

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed.  No asset impairment was recorded for the three months ended March 31, 2011 or 2010.

Intangible assets: Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives.  Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years.  Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist.  If impairment indicators exist the intangible assets are written down to fair value as required.  No asset impairment was recorded for the three months ended March 31, 2011 or 2010.

On June 18, 2009, TMP entered into a settlement with one if its distributors on its accounts receivable of $1,301,000.  Pursuant to the agreement, the distributor agreed to: (1) sell all domain names and assets associated with the website, medicalfoods.com to TMP, and (2) surrender to TMP its entire PTL physician client list, except four individual PTL active physician groups, and waive all rights associated with its PTL physical client list. The client list had no value since most of the clients had become PLT clients already.  The value of the domain name was based on the fair value of the asset exchanged.

Fair value of financial instruments: The Company’s financial instruments are accounts receivable and accounts payable.  The recorded values of accounts receivable and accounts payable approximate their values based on their short term nature.

Income taxes: The Company determines its income taxes under the asset and liability method.  Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.  Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability.  Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized, and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made.  Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense.

Stock-Based Compensation: The Company accounts for stock option awards in accordance with ASC 718. Under ASC 718, compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards. Compensation previously recorded for unvested stock options that are forfeited is reversed upon forfeiture. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50. Accordingly, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Income Per Share: The Company utilizes ASC 260, “Earnings per Share”.  Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	March 31, 2011	December 31, 2010
Options outstanding	291,347	291,347

Research and development:  Research and development costs are expensed as incurred.  In instances where we enter into agreements with third parties for research and development activities we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most contract research agreements include a ten year records retention and maintenance requirement. Typically, we expense 50% of the contract amount within the first two years of the contract and 50% over the remainder of the record retention requirements under the contract based on our experience on how long the clinical trial service is provided.

Reclassification
Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

Note 3: Stock Based Compensation

For the quarters ended March 31, 2011 and 2010, the Company recorded compensation costs for options amounting to $471,628 and $20,876, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise.  Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options (ISO).  Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes option pricing model.   As of the issuance of these financial statements, there was not a public market for the Company shares.  Accordingly, the fair value of the underlying shares was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities.  The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The fair value of options granted in the three months ended March 31, 2011 was determined using the following assumptions:
•	Volatility factors of 83-84% were based on similar companies;
•	Expected terms of 5.25-6 years based on one-half of the average of the vesting term and the ten year expiration of the option grant;
•	A dividend rate of zero; and
•	The risk free rate was the treasury rate with a maturity of the expected term (1.95% to 2.46%).

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	275,077	$0.77
Options granted during 2010	291,347	3.38
Options exercised during 2010	0
Options forfeited during 2010	0
Outstanding at December 31, 2010	566,424	2.11
Exercisable at December 31, 2010	360,114	1.39

Outstanding at January 1, 2011	566,424	2.11
Options granted during 2011	700,000	2.55
Options exercised during 2011	0
Options forfeited during 2011	0
Outstanding at March 31, 2011	1,266,424	2.35
Exercisable at March 31, 2011	645,181	1.99

The following table summarizes the status of the Company’s aggregate non-vested shares
	Number of Non- vested Shares	Weighted Average fair Value at Grant Date

Non-vested at December 31, 2010	206,310	$1.07
Granted in quarter ended March 31, 2011	700,000	1.79
Vested in quarter ended March 31, 2011	285,067	1.58
Non-vested at March 31, 2011	621,243	1.59
Exercisable at March 31, 2011	645,181	0.95
Outstanding at March 31, 2011	1,266,424	1.29

As of March 31, 2011, the unrecognized compensation cost related to share based compensation arrangements granted under the plan was approximately $1,010,339 which will be recognized over a weighted average 353 days.

Per employment agreements with each of Dr. Shell, Ms. Charuvastra and Mr. Giffoni (TMP Insiders), each dated June 1, 2010 and amended on January 31, 2011, the TMP Insiders are entitled to 500,000 shares of common stock and annual base salary and benefits for the longer of the remaining term of the employment agreement or 30 months in the event the TMP Insider is terminated without cause by us or with cause by the TMP Insider. We would have “cause” to terminate the employment relationship upon (i) a TMP Insider’s conviction of or a plea of nolo contendere for the commission of a felony or (ii) the TMP Insider’s willful failure to substantially perform the TMP Insider’s duties under the employment agreement. A TMP Insider will have “cause” to terminate the employment relationship with us in the event any of the following circumstances are not remedied within 30 days of our receipt of a notice of termination from the TMP Insider: (i) a material change in the TMP Insider’s duties or a material limitation of the TMP Insider’s powers; (ii) a failure to elect the TMP Insider to the management position specified in such TMP Insider’s employment agreement or a reduction of the TMP Insider’s annual base salary; (iii) our failure to continue in effect any benefit plan in effect upon the execution of the initial employment agreement, (iv) a material breach by us of the employment agreement and (v) a change in control (which is defined in the TMP Insiders’ employment agreements).

Note 4:  Notes Payable – Related Parties

On December 31, 2010, the Company owed the Targeted Medical Pharma, Inc. Profit Sharing Plan $300,000 on a promissory note dated December 12, 2010 with a maturity of June 12, 2011 and bearing interest at the rate of eight percent per annum.

In addition to the above, on March 31, 2011 the Company owed its founders, William Shell, Elizabeth Charuvastra and Kim Giffoni, $440,000 on a promissory note due and payable on the date that the Company receives funds from a public offering or December 1, 2012, whichever occurs first and bearing interest at six percent per annum.

Note 5: Concentrations

Major Vendor
The Company purchases its medical food manufacturing services from a single source.  The Company is dependent on the ability of this vendor to provide inventory on a timely basis.  The loss of this vendor or a significant reduction in product availability and quality could have a material adverse effect on the Company.  While the Company keeps at least a two months inventory on hand, it could take between two and six months to set up and test a new supplier, leading to up to four months of product backorder.  The Company’s relationship with this vendor is in good standing and the expiration date of the contract is December 31, 2011.

Revenue Concentration
TMP evaluates revenue concentrations on a quarterly basis.

Distributors purchase product from TMP and resell those products to dispensing physicians.  Clients are those dispensing physicians to whom TMP sells product directly.  TMP had one physician managed model client that represented 17% of gross sales and one distributor that represented 12% of gross sales for the quarter ended March 31, 2011.  Loss of these clients could significantly impact the Company’s revenue.

Note 6:  Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures: In January 2010, the FASB issued Accounting Standards Update No. 2010-06, topic 820, Fair Value Measurements and Disclosures, which amends existing fair value disclosure pronouncements. This update provides amendments to Subtopic 820-10 that require new disclosures as follows:
-Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.
-Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).
This update also provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:
-Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.
-Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.
This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20).  The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance of Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.

This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.
The adoption of this guidance did not have a material impact on the Company’s financial statements.
Other Expenses:  In December 2010, the FASB issued an accounting standard update that provides guidance on the recognition and presentation of the annual fee to be paid by pharmaceutical companies beginning on January 1, 2011 to the U.S. Treasury as a result of U.S. Healthcare Legislation. As a result of adopting this new standard, beginning on January 1, 2011, we will record the annual fee, if any, as an operating expense in our consolidated statements of income. The provisions of this standard will not have a significant impact on our consolidated financial statements.
Business Combinations:  In December 2010, the FASB issued Accounting Standards Update No. 2010-29, topic 805, Disclosure of Supplementary Pro Forma Information for Business Combinations, to clarify diversity in practice of applying this topic.  Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  The adoption of this guidance did not have a material impact on the Company’s financial statements.
Fair Value Measurement and Disclosure:  In May 2011, the FASB issued ASC Update 2011-04, “Fair Value Measurement: (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASC Update 2011-04 amends current U.S. GAAP to create more commonality with IFRS by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements.  This update is effective for the first interim or annual reporting period beginning after December 15, 2011.  The Company will begin application of ASC 2011-04 on January 1, 2012, which is not expected to have any effect on results of operations, financial position, and cash flows.

Note 7: Reorganization

Pursuant to an Agreement and Plan of Reorganization (the “Merger Agreement”), by and among AFH Acquisition III, Inc. (“AFH”), TMP Merger Sub, Inc. (“TMP Merger Sub”), AFH Merger Sub, Inc. (“AFH Merger Sub”), AFH Holding and Advisory, LLC (“AFH Advisory”), Targeted Medical Pharma, Inc. (“Old TMP”), William E. Shell, MD, Elizabeth Charuvastra and Kim Giffoni, on January 31, 2010, TMP Merger Sub merged (the “TMP Merger”) with and into Old TMP with Old TMP continuing as the surviving entity . Immediately after the TMP Merger, AFH merged (the “AFH Merger” and, together with the TMP Merger, the “Reorganization”) with and into AFH Merger Sub with AFH continuing as the surviving entity (the surviving entity of the AFH Merger, the “Subsidiary”). As a result of the Reorganization, the Subsidiary is the Company’s wholly-owned subsidiary.

Upon consummation of the TMP Merger, (i) each outstanding share of Old TMP common stock was exchanged for approximately 1.48 shares of AFH common stock and (ii) each outstanding TMP option, which was exercisable for one share of Old TMP common stock, was exchanged for an option exercisable for 1.48 shares of AFH common stock. Upon consummation of the AFH Merger, which occurred immediately upon consummation of the TMP Merger, each outstanding share of AFH common stock and each outstanding option to purchase AFH common stock were exchanged for one share of the Company’s common stock and one option to purchase one share of the Company’s common stock. As a result of the Reorganization, holders of Old TMP common stock and options received 18,308,576 of the Company’s shares of common stock and options to purchase 566,424 of the Company’s shares, or 83.89% of the Company’s issued and outstanding common stock on a fully diluted basis. Former shareholders of AFH Advisory received 3,625,000 of the Company’s shares of common stock.
The exchange of shares between TMP and AFH has been accounted for as a recapitalization of the companies. Pursuant to the accounting for a recapitalization, the historical carrying value of the assets and liabilities of TMP carried over to the surviving company.  The reorganization was reflected in the statements as of the earliest period presented.
Pursuant to the Merger Agreement, the TMP Insiders agreed that up to 1,906,768 of the Company’s shares of common stock they hold in the aggregate would be subject to forfeiture and cancellation to the extent that the Company fails to achieve $22,000,000 in Adjusted EBITDA (the “Make Good Target”) for the fiscal year ended December 31, 2011. For purposes of the Merger Agreement, “Adjusted EBITDA” means the Company’s consolidated net earnings before interest expense, income taxes, depreciation, amortization and non-recurring expenses (as defined below) for the applicable period and as calculated on a consistent basis. Net earnings excludes, among other things, expenses incurred in connection with the Company’s public offering of its common stock (including the preparation of the registration statement) and the preparation of the Current Report on Form 8-K related to the Reorganization.
The Reorganization resulted in a change in control of the Company from Mr. Amir F. Heshmatpour to the former stockholders of Old TMP. In connection with the change in control, William E. Shell, MD, Kim Giffoni, Maurice J. DeWald, Donald J. Webster, Arthur R. Nemiroff and John H. Bluher were appointed to the Company’s Board of Directors. Dr. Shell was appointed the Company’s Chief Executive Officer and Chief Scientific Officer, Ms. Charuvastra was appointed as the Company’s Chairman and Vice President of Regulatory Affairs, Mr. Giffoni was appointed as the Company’s Executive Vice President of Foreign Sales and Investor Relations, Mr. Steve B. Warnecke was appointed as the Company’s Chief Financial Officer and Mr. Amir Blachman was appointed as the Company’s Vice President of Strategy and Operations. Mr. Heshmatpour, an officer and director of AFH prior to the consummation of the Merger Agreement, resigned from these positions at the time the transaction was consummated. Ms. Charuvastra was elected to AFH’s Board of Directors on December 9, 2010. Following the Reorganization, she continued as one of the Company’s directors.
Our general and administrative expenses include $230,447 of professional fees and filing costs associated with this reorganization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Quarterly Report on Form 10-Q.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our registration statement on form S-1, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Adverse economic conditions;
•	inability to raise sufficient additional capital to operate our business;
•	the commercial success and market acceptance of any of our products;
•	the maintenance of our products in the FDA National Drug Code database;
•	the timing and outcome of clinical studies;
•	the outcome of potential future regulatory actions, including inspections from the FDA;
•	unexpected regulatory changes, including unanticipated changes to workers compensation state laws and/or regulations;
•	the expectation that we will be able to maintain adequate inventories of our commercial products;
•	the results of our internal research and development efforts;
•	the adequacy of our intellectual property protections and expiration dates on our patents and products;
•	the inability to attract and retain qualified senior management and technical personnel;
•	the potential impact, if any, of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 on our business;
•	our plans to develop other product candidates; and
•	other specific risks referred to in the section entitled “Risk Factors” in our registration statement on form S-1.

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements or other information contained herein unless required by law.

RECENT HIGHLIGHTS OF THE COMPANY

•	Rapid growth of net sales, operating income and assets;
•	FDA registration of convenience kits in the FDA National Drug Code Database;
•	Addition of new distributors and sales representatives;
•	Publication of controlled clinical trials in peer-reviewed journals;
•	Issuance of patents on our products;
•
Growth of our CCPI subsidiary to support the dispensing activity of approximately 150 physician clients thorough the use of our PDRx software and the claims submission process on behalf of such physician clients relating to our products;

•	Expansion of CCPI’s claims submission automation and further upgrades of the PDRx software;
•	Expansion of management;
•	Contracts with major pharmacy benefit managers to support point-of-care physician reimbursement

BUSINESS MODEL

Targeted Medical Pharma, Inc. (“TMP”), also doing business as Physician Therapeutics (“PTL”) and Laboratory Industry Services (“LIS”), operates as our product development, marketing and distribution company and Complete Claims Processing, Inc.(“CCPI”), a wholly owned subsidiary of TMP operates as our billing and collection services company. We sell medical foods, generic and branded pharmaceuticals through employed sales representatives and independent distributors. Product sales are invoiced upon shipment at Average Wholesale Price (“AWP”), which is a commonly used term in the industry, which invoices include reductions for rapid pay discounts, under four models:

Revenue Models

•
Physician Direct Sales Model: Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. The physician is responsible for payment directly to TMP.

•
Distributor Direct Sales Model: Under this model, a distributor sells products to a physician and the phsycian does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment within discount terms in accordance with the product purchase agreement. The distributor sells the products to physicians. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement.

•
Physician Managed Model (majority of revenue is in this model): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement.

•
Hybrid Model: Under this model, a distributor sells product to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. Distributors sell the products to physicians and collect the purchase price from the physician client directly. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The CCPI fee is deducted from the reimbursement received by CPPI on behalf of the physician client before the reimbursement is forwarded to the physician client.

CCPI receives no revenue in the physician direct or distributor direct models because it does not provide collection and billing services to the physician clients.

In the physician managed model and in the hybrid model, CCPI has a billing and claims processing service agreement with the physician. That agreement includes a service fee defined as a percentage of collections on all claims plus all or a portion of any penalties and interest collected. CCPI prepares the claim on behalf of the physician and administers the claim through collection. Collections from commercial insurers generally occur within 90 days. While ultimate collectability of workers’ compensation claims is very high, most workers’ compensation claims are denied on first claim attempt and can take from 45 days to four years to collect. The initial denial begins a process of correspondence designed to clear denial objections, submission of workers’ compensation lien filings against insurer settlements on behalf of physicians and settlement hearings.  Because fees are only earned by CCPI upon collection of the claim and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time that collections are received.

The impact of this extended collection cycle on CCPI is that revenue and receipt of revenue are delayed until collection of the claims on behalf of the physician. This has a direct impact on CCPI’s revenue and cash flow because CCPI’s revenue is recognized upon receipt of the claims collection on behalf of the physician. The long collection cycle does not directly impact TMP’s revenue from the sale of products because TMP recognizes revenue upon shipment to the physician clients and the physician client is obligated to pay the purchase price for the products within the prescribed terms whether or not the physician client has received reimbursement for the claims submitted. It does, however, impact the cash flow for TMP since most physician invoices are paid from the proceeds of claims managed on behalf of the physicians. The result is that invoices due from the physicians to TMP can have a long collection cycle even though revenue is recognized upon shipment of product.

No returns of product are allowed except products damaged in shipment, which has been insignificant.

The rapid pay discounts to the AWP offered to the physician or distributor, under the business models described above, vary based upon the expected payment term from the physician or distributor. The discounts are derived from the Company’s historical experience of the collection rates from internal sources and updated for facts and circumstances and known trends and conditions in the industry, as appropriate. As described in the business models above, we recognize provisions for rapid pay discounts in the same period in which the related revenue is recorded. We believe that our current provisions appropriately reflect our exposure for rapid pay discounts. These rapid pay discounts, have typically ranged from 40% to 83% of Average Wholesale Price and we have monitored our experience ratio periodically over the prior twelve months and have made adjustments as appropriate.

RESULTS OF OPERATIONS

Quarter ended March 31, 2011 compared to quarter ended March 31, 2010 (Unaudited)
		% of		% of
	2011	Sales	2010	Sales
Revenues:
Product Sales	$5,593,435	97.32%	$3,592,230	88.84%
Service Revenue	153,948	2.68%	451,043	11.16%
Total Revenue	5,747,383	100.00%	4,043,273	100.00%

Cost of Product Sold	283,660	4.94%	309,284	7.65%
Cost of Services Sold	373,339	6.50%	327,153	8.09%
Total Cost of Sales	656,999	11.43%	636,437	15.74%

Total Gross Profit	5,090,384	88.57%	3,406,836	84.26%

Operating Expenses:
Research and Development	36,748	0.64%	84,151	2.08%
Selling	42,912	0.75%	3,869	0.10%
Compensation	1,693,563	29.47%	860,635	21.29%
General and Administrative	1,178,929	20.51%	683,776	16.91%
Total Operating Expenses	2,952,152	51.37%	1,632,431	40.37%

Net Income before Other Income	2,138,232	37.20%	1,774,405	43.89%
Investment Income	7,625	0.13%	2,181	0.05%

Net Income before Taxes	2,145,857	37.34%	1,776,586	43.94%
Income Taxes	697,338	12.13%	978,610	24.20%
Deferred Income Tax (Benefit)	33,050	0.58%	(223,561)	-5.53%
Net Income before Comprehensive Income	1,415,469	24.63%	1,021,537	25.27%
Unrealized Gain or (Loss) on Investments	-	0.00%	(3,958)	-0.10%
Reclassification for losses included in Net Income	(3,209)	-0.06%	-	0.00%
Comprehensive Income	$1,412,260	24.57%	$1,017,579	25.17%

Revenue
Total revenue for the quarter ended March 31, 2011 increased $1,704,110, or 42%, to $5,747,383 from $4,043,273 for the quarter ended March 31, 2010. Product revenue increased $2,001,205, or 56%, from the prior year $3,592,230 to $5,593,435 primarily due to increased unit volume with existing distributors and physician clients as well as the addition of new distributors and physician clients. Service revenue decreased $297,095, or 66%, from $451,043 in the prior year to $153,948 due to a decrease in the billing service fee percentage partially offset by an increase in collections on behalf of physician clients by CCPI, our billing and claims collection subsidiary. During the quarter ended March 31, 2011 we decreased the percentage charged to physician clients under our billing and collection services agreement from 20% to a range of 0% to 20%.

Cost of Goods Sold

Our products are manufactured by a third party. Although product revenue increased by 56% from $3,592,230 for the quarter ended March 31, 2010 to $5,593,435 for the quarter ended March 31, 2011, the cost of products sold decreased $25,624, or 8%, from $309,284 to $283,660 and the percentage of cost of goods sold to product revenue decreased from 8.6% to 5.1% for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. This decreased percentage is primarily due to a decreased cost per unit and a shift in our customer base to the higher margin physician managed model. Cost of goods sold excludes depreciation since all production is outsourced to a third party and stored at an outsourced facility.

Cost of Services Sold

The cost of services sold increased $46,186, or 14%, from $327,153 for the quarter ended March 31, 2010 to $373,339 for the quarter ended March 31, 2011 and the percentage cost of service sold to service revenue increased from 73% to 242% in those periods. These costs increased primarily because we increased our collections staff to handle increased billing and collections processing activity. While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods. The larger increase in costs as a percentage of revenue was due to this increase in costs and the decrease in revenue resulting from a decrease in the average percentage fee charged on our billing and collection services contracts. During the quarter ended March 31, 2011 we decreased the percentage charged to physician clients under our billing and collection services agreement from 20% to a range of 0% to 20%.

Operating Expenses

Operating expenses for the quarter ended March 31, 2011 increased $1,089,274, or 67%, to $2,721,705 from $1,632,431 for the quarter ended March 31, 2010 and increased from 40.4% of revenue to 47.4% of revenue. Operating expenses consist of research and development expense, selling expenses and general and administrative expenses and changes in these items are further described below.

Research and Development Expense

Research and development expenses for the quarter ended March 31, 2011 decreased $47,403, or 56%, to $36,748 from $84,151 for the quarter ended March 31, 2010 and decreased from 2.1% of revenue to .6% of revenue primarily due to a lower level of research and development activity. The level of expense varies from year to year depending on the number of clinical trials that we have in progress. Our research and development costs are substantially less than conventional single-molecule pharmaceutical companies because the ingredients in our medical foods are Generally Recognized As Safe, or “GRAS” pursuant to the Federal Food, Drug and Cosmetic Act of 1938, as amended, as amended, and FDA rules promulgated thereunder. Accordingly, the safety studies, which are the most costly part of pharmaceutical development, do not have to be performed for our products. Each clinical study of 100 patients costs approximately $300,000 to $500,000 per study and usually includes prepayment of contract amounts. The studies are outsourced to clinical research organizations of ten sites per study to achieve independence and study sites must maintain data sets for many years. We record the prepayment as a prepaid expense and amortize the prepayment into research and development expense over the period of time the contracted research and development services are performed. Most contract research agreements include a ten year records retention and maintenance requirement. Typically, we expense 50% of the contract amount upon completion of the clinical trials and 50% over the remainder of the record retention requirements under the contract. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling expense

Selling expenses for the quarter ended March 31, 2011 increased $39,043, or 1009%, to $42,912 from $3,869 for the quarter ended March 31, 2010 and increased from .1% of revenue to .8% of revenue. The increase was primarily due to increases in advertising expenses, marketing materials and dues and subscriptions.

Compensation Expense

Compensation expenses for quarter ended March 31, 2011 increased $832,928, or 97%, to $1,693,563 from $860,635 for the quarter ended March 31, 2010 and increased from 21.3% of revenue to 29.5% of revenue. This increase in compensation expenses was primarily due to a $450,752 increase in stock compensation expense, an increase in hiring for IT functions and general operations, the hiring of our Chief Financial Officer and hiring for sales functions to support our growth in revenue.

General and Administrative Expense

General and administrative expense, including facility expenses, professional fees, marketing, office expenses, travel and entertainment for the quarter ended March 31, 2011 increased $495,153 or 72%, to $1,178,929 from $683,776 for the quarter ended March 31, 2010 and increased from 16.9% of revenue to 20.5% of revenue. The increase in general and administrative expense was primarily due to $230,447 of professional fees and filing costs associated with our January 31, 2011 reorganization and a $235,848 increase in professional fees legal and accounting services and management consulting as we prepared to become a public company and an increase in legal fees related to regulatory compliance.

Other Income and (Expense)

Other income and (expense) for the quarter ended March 31, 2011 included $7,625 of investment income compared to $2,181 of investment income for the quarter ended March 31, 2010.

Current and Deferred Income Taxes

Combined current and deferred income taxes for the quarter ended March 31, 2011 decreased $24,661, or 3%, to $730,388 from $755,049 for the quarter ended March 31, 2010 and decreased from 18.7% of revenue to 12.7% of revenue. The decrease despite the higher level of net income before taxes was primarily due to a decrease in the effective tax rate from 42.5% to 34.0%. This decrease was primarily the result of utilization of increased research and development credits. Through December 31, 2009, we reported income to the Internal Revenue Service on the cash basis. Beginning with the year ended December 31, 2010, we reported our taxable income on the accrual basis as, for the quarter ended December 31, 2010, we surpassed the gross receipts threshold set in the Internal Revenue Code of 1986, as amended, which requires a switch from cash to accrual method. The impact of this change in reporting method is that more income taxes are current under the accrual method compared to deferred under the cash method. Current income taxes for the quarter ended March 31, 2011 were $697,338 compared to $978,610 for the quarter ended March 31, 2010 and deferred income taxes were 33,050 for the quarter ended March 31, 2011 compared to a benefit of $223,561 for the quarter ended March 31, 2010.

Net Income

Net Income for the quarter ended March 31, 2011 increased $.4 million, or 38%, to $1.4 million from $1.0 million for the quarter ended March 31, 2010. The increase in net income was primarily due to a $1.7 million increase in revenue partially offset by a $1.3 million increase in operating expenses.

FINANCIAL CONDITION

Our working capital of $15.4 million as of March 31, 2011 increased $1.4 million from our December 31, 2010 working capital of $14.0 million. The $3.5 million increase in accounts receivable from $20.4 million on December 31, 2010 to $23.9 million on March 31, 2011 was a result of increased revenue in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. This increase in accounts receivable was partially offset by a $.6 million decrease in cash and investments, a $.7 million increase in taxes payable and deferred tax liability, a $.4 million increase in accounts payable and accrued expenses as we had more outstanding invoices at March 31, 2011 compared to December 31, 2010 and a $.4 million increase in notes payable.

Accounts Receivable

See the “Business Model” discussion above and the discussions of “Revenue Recognition”, “Long Term Accounts Receivable”, and “Allowance for Doubtful Accounts” under the “Critical Accounting Policies” discussion below.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions. At March 31, 2011, our principal source of liquidity was $447,223 in cash. We expect additional liquidity from net income from operations and collections of accounts receivable. For the year ended December 31, 2010, we passed the threshold set by the tax code under which a corporation is required to switch from the cash method of reporting income to the accrual method. As of March 31, 2011, we recorded current income taxes payable of $5,716,289 and current deferred income tax liabilities of $1,288,278. We filed our 2010 tax returns in April 2011 and expect to work with the IRS for an extension of time to pay the amounts due. Although the regulations provide for such a possibility there can be no assurance that we will reach an acceptable agreement for the extension of time for payment of these taxes. In addition to income tax payable from earlier periods, we will need to make estimated tax payments during 2011.

On October 5, 2010, we entered into an engagement agreement with Sunrise Securities Corp. for a firm commitment underwriting of a $20 million minimum to $30 million maximum financing, with a 15% overallotment, of our common stock. We filed a registration statement on Form S-1 with the Securities and Exchange Commission on February 14, 2011 relating to the Company’s initial public offering, which registration statement has not been declared effective. We have also engaged in discussions with debt capital providers and are continuing with the due diligence process. Although there can be no assurance that we will be able to secure funding on terms acceptable to us, management believes that, based on the above factors, we will have adequate resources to fund our operations for the next twelve months.

Net cash used by operating activities for the quarter ended March 31, 2011 was $365,433 compared to $384,383 cash provided by operating activities for the quarter ended March 31, 2010.  Because our collection cycle for workers’ compensation claims can be long, our increase in revenue and net income translated into a large increase in accounts receivable and since the increase in accounts receivable of $3,450,210 was larger than the net income of $1,415,469 for the period, we experienced a use of cash flows in operating activities in the quarter ended March 31, 2011. The increase in accounts receivable and potential collections by CCPI are expected to benefit cash flow in future years as we reach the point in the collection cycle where the previous revenue generated is collected (but we will likely incur a similar phenomenon in future years if revenue increases dramatically). The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycles such as workers compensation to markets with shorter collection cycles such as private insurance or Medicare.

Net cash provided by investing activities was $16,742 for the quarter ended March 31, 2011 and $184,909 cash used by investing activities for the quarter ended March 31, 2010.  During the quarters ended March 31, 2011 and 2010, we incurred internal software development costs for our PDRx claims management and collection system of $147,006 and $79,671, respectively and purchased property and equipment of $77,459 and $0, respectively. Historically, capital expenditures have been financed by cash from operating activities. We used excess operating cash to purchase $543,260 of investments in 2010 and sold $241,207 of investments in 2011. All purchases were of highly liquid market investments.

The Company is planning for future growth including investments beyond cash flow expected to be generated from current operations. Any significant growth will likely require significant additional expenditures, capital investments and operating capital. We may also pursue expansion through acquisition, joint venture or other business combination with other entities in order to expand our distribution network. We are exploring sources of debt and equity capital funding for these growth plans. There can be no assurance that we will be able to secure funding on terms acceptable to us and may have to curtail these expansion plans.

As of March 31, 2011 two physician clients represented our largest customers and constituted 36% and 11%, respectively of our outstanding accounts receivable.

Long term accounts receivable

As of March 31, 2011, TMP maintained an accounts receivable balance for one physician client practice of $2,845,476 in excess of the CCPI managed accounts receivable on behalf of that physician. The December 31, 2010 excess of accounts receivable over managed accounts receivable for this physician was $2,982,119. The physician’s billing and services agreement with CCPI provides for withholding one-third of all amounts due to the physician from CCPI collections on behalf of the physician until the balance is paid in full. This physician remains responsible for payment of invoices and continues to participate in the physician managed model. Management expects that these amounts will be collected as follows:

	Current AR	Long Term AR	Interest @3%	Payment
2011	$287,306		$61,912	$349,217
2012	101,992	506,845	70,719	679,555
2013		1,299,329	46,172	1,345,501
2014		650,005	6,818	656,823
	$389,298	$2,456,178	$185,621	$3,031,097

Allowance for doubtful accounts

On March 31, 2011, three physicians under the physician managed model had invoices for product outstanding for an aggregate total of $1,112,203 in excess of the claims that CCPI was managing on their behalf plus product that remained in their inventory. All three remain in the program and are continuing to purchase and dispense product, thus generating additional claims to be collected. All three are subject to the terms of the contract which holds them liable for all product invoices regardless of collection of claims. Management believes that all of these balances are collectible but has elected to reserve an allowance approximately equal to 50% on these accounts receivable excesses. The allowance for doubtful accounts was $521,016 and $521,016 as of March 31, 2011 and December 31, 2010, respectively.

Please refer to the discussion of long term accounts receivable above for information relating to another account with an accounts receivable balance in excess of the claims being managed. No allowance was created for the accounts receivable for the physician client practice in the discussion of long term accounts receivable.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTRACTUAL OBLIGATIONS

The Company leases its operating facility under a lease agreement expiring February 28, 2012 at the rate of $12,500 per month and several smaller storage spaces rented on a month-to-month basis. The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility.

CRITICAL ACCOUNTING POLICIES

General:

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2011, the results of its operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2010.The results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year’s operation.

Principles of consolidation

The consolidated financial statements include accounts of TMP and its wholly owned subsidiary, CCPI, collectively referred to as "the Company". All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, TMP and CCPI share the common operating facility, certain employees and various costs. Such expenses are principally paid by TMP. Due to the nature of the parent and subsidiaries relationship, the individual financial position and operating results of TMP and CCPI may be different from those that would have been obtained if they were autonomous.

Accounting estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Please refer to the “Business Model” section above for discussion on revenue recognition.

Allowance for doubtful accounts

Under the direct sales to physician, direct sales to distributor and hybrid models, product is sold under terms that allow substantial discounts (40-83%) for payment within terms. With such substantial discounts, it is rare that an invoice is not paid within terms and no allowance is calculated because they are booked at the discounted amount in accounts receivable and revenue. Under the Company’s physician managed model and hybrid model, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client . Extended collection periods are typical in the workers’ compensation industry with payment terms extending from 45 days up to four years. The physician remains personally liable for purchases of product from TMP and, during this long collection cycle, TMP retains a security interest in all products sold to the physician along with the claims receivable that result from sales of the products. CCPI maintains an accounting of all managed accounts receivable on behalf of the physician and regularly reports to the physician. Bad debts are recognized on the allowance method based on historical experience, contractual payment terms and management's evaluation of outstanding accounts receivable. Included in this analysis is a comparison of the total amount of all invoices due from the physician to TMP for products purchased to all outstanding claims in the managed accounts receivable on behalf of the physician. To the extent that the amount due from the physician to TMP for product purchases exceeds the expected collectible value of outstanding claims in the managed accounts receivable, management takes additional measures including withholding additional amounts due from monthly residual payments to physicians under the billing and collection services agreement. To the extent that these efforts are unsuccessful, the Company may seek legal action for payment directly from the physician under the contract, although the Company has not yet pursued this type of action.

In addition to the bad debt recognition policy above, it is also TMP’s policy to write down uncollectible loans and trade receivables when the payor is no longer in existence, is in bankruptcy or is otherwise insolvent. In such instances our policy is to reduce accounts receivable in the uncollectible amount and to proportionally reduce the allowance for doubtful accounts.

Inventory valuation

Inventory is valued at the lower of cost (first in, first out) or market and consists primarily of finished goods.

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No asset impairment was recorded at March 31, 2011 or at December 31, 2010.

Intangible assets

Indefinite lived intangible assets are measured for impairment at least annually, and more often when events indicate that an impairment may exist. Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.

Fair value of financial instruments:

The Company’s financial instruments are accounts receivable and accounts payable. The recorded values of accounts receivable and accounts payable approximate their values based on their short term nature.

Income taxes

The Company determines its income taxes under the asset and liability method. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized, and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense.

Stock-Based Compensation

The Company accounts for stock option awards in accordance with ASC 718. Under ASC 718, compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards. Compensation previously recorded for unvested stock options that are forfeited is reversed upon forfeiture. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50. Accordingly, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

Income Per Share

The Company utilizes FASB ASC 260, “Earnings per Share”. Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:
At December 31,	2011	2010
Options outstanding	291,347	291,347

Research and development

Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most contract research agreements include a ten year records retention and maintenance requirement. Typically, we expense 50% of the contract amount within the first two years of the contract and 50% over the remainder of the record retention requirements under the contract based on our experience on how long the clinical trial service is provided.

Item 3.                      Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

Pursuant to an Agreement and Plan of Reorganization (the “Merger Agreement”), by and among AFH Acquisition III, Inc. (“AFH”), TMP Merger Sub, Inc. (“TMP Merger Sub”), AFH Merger Sub, Inc. (“AFH Merger Sub”), AFH Holding and Advisory, LLC (“AFH Advisory”), Targeted Medical Pharma, Inc. (“TMP”), William E. Shell, MD, Elizabeth Charuvastra and Kim Giffoni, on January 31, 2011, TMP Merger Sub merged (the “TMP Merger”) with and into TMP with TMP continuing as the surviving entity. Immediately after the TMP Merger, AFH merged (the “AFH Merger” and, together with the TMP Merger, the “Reorganization”) with and into AFH Merger Sub with AFH continuing as the surviving entity.  Following the Reorganization, TMP, the operating company and accounting acquirer, implemented a system of internal controls over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II.                  OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 1A.                   Risk Factors.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      (Removed and Reserved).

Item 5.                      Other Information.

On May 23, 2011, William E. Shell, MD, the Company’s Chief Executive Officers, assumed the position of acting Chief Financial Officer, effective immediately.  He will replace Steve B. Warnecke, currently Chief Financial Officer, who resigned on May 23, 2011 due to family and health concerns.  Please see our Current Report on Form 8-K, dated January 31, 2011, for a description of Dr. Shell’s background.

Item 6.                      Exhibits.

Number	Description
31.1	Certification of Chief Executive Officer and acting Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 23rd day of May, 2011.

TARGETED MEDICAL PHARMA, INC.

/s/ William E. Shell
William E. Shell, MD
Chief Executive Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer and acting Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)