Form 10-Q
period 2011-06-30
Targeted Medical Pharma, Inc.
filed 2011-08-16
CIK 1420030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 if this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 15, 2011, there were 21,949,576 shares of common stock, par value $0.001 per share, of the Registrant outstanding.

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

TARGETED MEDICAL PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2011 and December 31, 2010
(Unaudited)
	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$132,290	$795,914
Investments	-	244,416
Inventory	361,489	365,350
Accounts Receivable - Net of Allowance for Doubtful Accounts	26,545,539	20,359,682
Loans Receivable - Employees	25,850	29,738
Prepaid Expenses - Short Term	175,626	113,691
Deferred Tax Asset - Short Term	367,489	309,892
Total Current Assets	27,608,283	22,218,683
Long Term Accounts Receivable	2,291,820	2,512,426
Property and Equipment - Net of Accumulated Depreciation	495,964	535,488
Intangible Assets - Net of Accumulated Amortization	2,461,271	2,201,690
Prepaid Expenses - Long Term	293,580	202,073
Deferred Tax Asset - Long Term	283,176	-
Other Assets	26,000	26,000
Total Assets	$33,460,094	$27,696,360

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts Payable and Accrued Expenses	$2,482,345	$1,558,814
Notes Payable-Related Parties	1,190,000	300,000
Taxes Payable	6,666,312	5,054,635
Deferred Tax Liability - Current	1,288,278	1,287,776
Total Current Liabilities	11,626,935	8,201,225
Deferred Income Taxes	2,636,835	2,595,975
Total Liabilities	14,263,770	10,797,200

Shareholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 21,949,576 and 18,308,576 shares issued and
outstanding at June 30, 2011 and December 31, 2010, respectively	21,950	18,309
Additional Paid-In Capital	3,259,446	3,191,314
Retained Earnings	15,914,928	13,686,328
Accumulated Other Comprehensive Income (Loss)	-	3,209
Total Shareholders' Equity	19,196,324	16,899,160
Total Liabilities and Shareholders' Equity	$33,460,094	$27,696,360

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months and Six Months ended June 30, 2011 and 2010
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Product Sales	$4,704,619	$3,939,935	$10,298,054	$7,532,165
Service Revenue	224,984	325,471	378,932	776,514
Total Revenue	4,929,603	4,265,406	10,676,986	8,308,679

Cost of Product Sold	258,273	300,206	541,933	609,490
Cost of Services Sold	297,123	324,161	670,462	651,314
Total Cost of Sales	555,396	624,367	1,212,395	1,260,804

Total Gross Profit	4,374,207	3,641,039	9,464,591	7,047,875

Operating Expenses:
Research and Development	32,372	80,843	69,120	164,994
Selling	29,854	2,672	72,766	6,541
Compensation	914,954	715,602	2,608,517	1,576,237
General and Administrative	2,002,085	829,456	3,181,014	1,513,233
Total Operating Expenses	2,979,265	1,628,573	5,931,417	3,261,005

Net Income before Other Income	1,394,942	2,012,466	3,533,174	3,786,870
Other Income and (Expense)
Investment Income (loss)	13	(6,298)	7,638	(4,117)
Total Other Income and (Expense)	13	(6,298)	7,638	(4,117)

Net Income before Taxes	1,394,955	2,006,168	3,540,812	3,782,753
Income Taxes	950,023	1,076,180	1,647,361	2,054,790
Deferred Income Tax Expense (Benefit)	(368,199)	(223,559)	(335,149)	(447,120)
Net Income before Comprehensive Income	813,131	1,153,547	2,228,600	2,175,083
Unrealized Gain or (Loss) on Investments	-	8,598	-	4,640
Reclassification for losses included in Net Income	-	-	(3,209)	-
Comprehensive Income	$813,131	$1,162,145	$2,225,391	$2,179,723

Basic Earnings Per Share	$0.04	$0.06	$0.10	$0.12
Diluted Earnings Per Share	$0.04	$0.06	$0.10	$0.12
Basic Weighted Average Number of	21,949,576	18,315,455	21,328,175	18,315,455
Common Shares Outstanding
Diluted Weighted Average Number of	22,141,591	18,507,470	21,520,190	18,507,470
Common Shares Outstanding

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Year ended December 31, 2010 and six months ended June 30, 2011
(Unaudited)

	Number of Shares of Common Stock	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - January 1, 2010 (1)	18,313,455	$18,314	$3,057,804	$7,878,067	$(1,980)	$10,952,205
Stock Issued for Services	14,789	15	49,985	-	-	50,000
Shares Retired	(19,668)	(20)	20	-	-	-
Stock Option Expense	-	-	83,505	-	-	83,505
Net Income	-	-	-	5,808,261	-	5,808,261
Unrealized Gain on Investments	-	-	-	-	5,189	5,189
Balance - December 31, 2010	18,308,576	18,309	3,191,314	13,686,328	3,209	16,899,160
Stock Issued for Services	16,000	16	40,784	-	-	40,800
Shares issued to existing shell shareholders in the reorganization	3,625,000	3,625	(503,625)	-	-	(500,000)
Reclassification of Gains to Net Income	-	-	-	-	(3,209)	(3,209)
Stock Option Expense	-	-	530,973	-	-	530,973
Net Income	-	-	-	2,228,600	-	2,228,600
Balance - June 30, 2011 (Unaudited)	21,949,576	$21,950	$3,259,446	$15,914,928	$-	$19,196,324

(1) The stockholders' equity has been recapitalized to give effect to the shares exchanged by existing shareholders pursuant to the merger agreement dated January 31, 2011, more fully discussed in Note 7 to these financial statements.

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$2,228,600	$2,175,083
Adjustments:
Depreciation and Amortization	215,766	164,129
Stock Option Compensation	530,973	41,752
Stock Issued for Services	40,800
Deferred Income Taxes	335,149	447,120
Bad Debts Expense	250,000	518,470
Changes:

Inventory	3,861	42,281
Accounts Receivable	(6,215,250)	(4,036,425)
Loans Receivable - Employees	3,888	(74,835)
Prepaid Expenses	(153,442)	(109,782)
Deferred Tax Asset	(675,922)	(465,015)
Other Assets	-	(134,216)
Accounts Payable and Accrued Expenses - see Supplemental Disclosure below	863,530	100,807
Taxes Payable	1,611,677	1,841,229
Deferred Tax Liability	41,362	(429,225)
Net Cash Flows from Operating Activities	(919,008)	81,373

Cash Flows from Investing Activities:
Net Sales or (Purchases) of Investments	241,207	(100,326)
Acquisition of Intangible Assets	(369,172)	(99,096)
Purchases of Property and Equipment	(66,651)	(17,436)
Net Cash Flows from Investing Activities	(194,616)	(216,858)

Cash Flows from Financing Activities:
Notes Payable	450,000	-
Net Cash Flows from Financing Activities	450,000	-

Net Change in Cash and Cash Equivalents	(663,624)	(135,485)
Cash and Cash Equivalents - Beginning of Year	795,914	321,216
Cash and Cash Equivalents - End of Period	$132,290	$185,731

Supplemental Disclosure of Cash Flow Information
Interest Paid	-	-
Interest Expense - Accrued but not Paid	$10,400	-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
On January 31, 2011 the Company issued a note payable to the Companies Founders in the amount of $440,000 in partial payment of the $500,000 stock purchase of the shell company.
The remaining $60,000 is included in Accrued Expenses.

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Business Activity

TARGETED MEDICAL PHARMA, INC. (“Company”), also doing business as Physician Therapeutics (“PTL”), is a specialty pharmaceutical company that develops and commercializes nutrient- and pharmaceutical-based therapeutic systems.  The Company also does business as Laboratory Industry Services (“LIS”), which is a facility for the performance of diagnostic testing.  On July 30, 2007, the Company formed the wholly owned subsidiary, Complete Claims Processing, Inc. ("CCPI"), which provides billing and collection services on behalf of physicians for claims to insurance companies, governmental agencies and other medical payers.

Segment Information:

The Company had revenue outside of the United States of $47,379 and $0 for the quarters ended June 30, 2011 and 2010, respectively.  The Company’s operations are organized into two reportable segments: TMP and CCPI.

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

Segment Information for the three months ended June 30,

2011	Total	TMP	CCPI
Gross Sales	$4,929,603	$4,704,619	$224,984
Gross Profit	$4,374,207	4,446,346	(72,139)
Net Income and Comprehensive Income	813,131	1,212,114	(398,983)
Total Assets	33,460,094	36,133,747	(2,673,653)
less Eliminations	-	(2,734,661)	2,734,661
Net Total Assets	$33,460,094	$33,399,086	$61,008

2010	Total	TMP	CCPI
Gross Sales	$4,265,406	$3,939,935	$325,471
Gross Profit	$3,641,039	3,639,729	1,310
Net Income and Comprehensive Income	1,162,145	1,319,490	(157,345)
Total Assets	19,916,918	19,221,159	695,759
less Eliminations	-	612,325	(612,325)
Net Total Assets	$19,916,918	$19,833,484	$83,434

Segment Information for the six months ended June 30,

2011	Total	TMP	CCPI
Gross Sales	$10,676,986	$10,298,054	$378,932
Gross Profit	$9,464,591	9,756,121	(291,530)
Net Income and Comprehensive Income	2,225,391	2,108,405	116,986
Total Assets	33,460,094	36,133,747	(2,673,653)
less Eliminations	-	(2,734,661)	2,734,661
Net Total Assets	$33,460,094	$33,399,086	$61,008

2010
Gross Sales	$8,308,679	$7,532,165	$776,514
Gross Profit	$7,047,875	6,922,675	125,200
Net Income and Comprehensive Income	2,179,723	2,285,156	(105,433)
Total Assets	19,916,918	19,221,159	695,759
less Eliminations	-	612,325	(612,325)
Net Total Assets	$19,916,918	$19,833,484	$83,434

Note 2: Summary of Significant Accounting Policies

General: The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2011, the results of its operations for the three months and six months ended June 30, 2011 and 2010, and cash flows for six months ended June 30, 2011 and 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 8K/a to the Securities and Exchange Commission for the year ended December 31, 2010. The results of operations and cash flows for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year’s operation.

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

Considerations of credit risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. As of June 30, 2011, two customers constituted 36% and 11%, respectively of our outstanding accounts receivable.

Revenue Recognition:

TMP markets medical foods and generic and branded pharmaceuticals through employed sales representatives, independent distributors and pharmacies.  Product sales are invoiced upon shipment at Average Wholesale Price (“AWP”), which is a commonly used term in the industry, with varying rapid pay discounts, under four models:

•
Physician Direct Sales Model (2% of revenue for six months ended June 30, 2011): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, our general practice has been to extend payment terms beyond the stated terms as a courtesy to our physician clients. The physician is responsible for payment directly to TMP.

•
Distributor Direct Sales Model (29% of revenue  for six months ended June 30, 2011): Under this model, a distributor sells products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment within discount terms in accordance with the product purchase agreement. The distributor sells the products to physicians. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, our general practice has been to extend payment terms beyond the stated terms as a courtesy to our physician clients.

•
Physician Managed Model (48% of revenue for six months ended June 30, 2011): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, our general practice has been to extend payment terms beyond the stated terms as a courtesy to our physician clients.

•
Hybrid Model (21% of revenue for six months ended June 30, 2011): Under this model, a distributor sells product to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. Distributors sell the products to physicians and collect the purchase price from the physician client directly. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The CCPI fee is deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, our general practice has been to extend payment terms beyond the stated terms as a courtesy to our physician clients.

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

In addition to the bad debt recognition policy above, it is also TMP’s policy to write down uncollectible loans and trade receivables when the payer is no longer in existence, is in bankruptcy or is otherwise insolvent.  In such instances our policy is to reduce accounts receivable by the uncollectible amount and to proportionally reduce the allowance for doubtful accounts.

Inventory valuation: Inventory is valued at the lower of cost (first in, first out) or market and consists primarily of finished goods.

Property and equipment: Property and equipment are stated at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the related assets.  Computer equipment is amortized over three to five years.  Furniture and fixtures are depreciated over five to seven years.  Leasehold improvements are amortized over the shorter of fifteen years or term of the applicable property lease.  Maintenance and repairs are expensed as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized.  When property and equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  Amenities are capitalized as leasehold improvements.

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed.  No asset impairment was recorded for the six months ended June 30, 2011 or 2010.

Intangible assets: Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives.  Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years.  Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist.  If impairment indicators exist the intangible assets are written down to fair value as required.  No asset impairment was recorded for the six months ended June 30, 2011 or 2010.

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

Fair value of financial instruments: The Company’s financial instruments are accounts receivable, accounts payable and notes payable.  The recorded values of accounts receivable,   accounts payable, and notes payable approximate their values based on their short term nature.

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

	June 30, 2011	June 30, 2010
Options outstanding	258,809	258,809

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

Reclassification
Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Note 3: Stock Based Compensation

For the three months ended June 30, 2011 and 2010, the Company recorded compensation costs for options amounting to $59,345 and $20,876 respectively.  For the six months ended June 30, 2011 and 2010, the Company recorded compensation costs for options amounting to $530,973 and $41,752 respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise.  Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options (ISO).  Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

The fair value of options granted in the six months ended June 30, 2011 was determined using the following assumptions:

•	Volatility factors of 83-84% were based on similar companies;
•	Expected terms of 5.25-6 years based on one-half of the average of the vesting term and the ten year expiration of the option grant;
•	A dividend rate of zero; and
•	The risk free rate was the treasury rate with a maturity of the expected term (1.95% to 2.46%).

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	566,424	2.11
Options granted during 2011	700,000	2.55
Options exercised during 2011	0
Options forfeited during 2011	365,871	2.62
Outstanding at June 30, 2011	900,553	2.24
Exercisable at June 30, 2011	704,422	2.05

The following table summarizes the status of the Company’s aggregate non-vested shares

	Number of Non-vested Shares	Weighted Average fair Value at Grant Date

Non-vested at December 31, 2010	206,310	$1.07
Granted in six months ended June 30, 2011	700,000	$1.79
Forfeited in six months ended June 30, 2011	365,871	$1.66
Vested in six months ended June 30, 2011	344,310	$1.59
Non-vested at June 30, 2011	196,130	$1.44
Exercisable at June 30, 2011	704,423	$1.02
Outstanding at June 30, 2011	900,553	$1.11

As of June 30, 2011, the unrecognized compensation cost related to share based compensation arrangements granted under the 2011 Targeted Medical Pharma, Inc. Stock Incentive Plan was approximately $284,845, which will be recognized over a weighted average 219 days.

Per employment agreements with each of Dr. Shell, Ms. Charuvastra and Mr. Giffoni (the “TMP Insiders”), each dated June 1, 2010 and amended on January 31, 2011, the TMP Insiders are entitled to 500,000 shares of common stock and annual base salary and benefits for the longer of the remaining term of the employment agreement or 30 months in the event the TMP Insider is terminated without cause by us or with cause by the TMP Insider. We would have “cause” to terminate the employment relationship upon (i) a TMP Insider’s conviction of or a plea of nolo contendere for the commission of a felony or (ii) the TMP Insider’s willful failure to substantially perform the TMP Insider’s duties under the employment agreement. A TMP Insider will have “cause” to terminate the employment relationship with us in the event any of the following circumstances are not remedied within 30 days of our receipt of a notice of termination from the TMP Insider: (i) a material change in the TMP Insider’s duties or a material limitation of the TMP Insider’s powers; (ii) a failure to elect the TMP Insider to the management position specified in such TMP Insider’s employment agreement or a reduction of the TMP Insider’s annual base salary; (iii) our failure to continue in effect any benefit plan in effect upon the execution of the initial employment agreement, (iv) a material breach by us of the employment agreement and (v) a change in control (which is defined in the TMP Insiders’ employment agreements). Amendment No. 1 to each of the TMP Insiders employment agreements deleted the change in control provisions.

Pursuant to the employment agreements, the TMP Insiders are also entitled to receive incentive stock options ranging from 7,394 options to 110,917 options, each at an exercise price of $3.49 per share (which numbers have been adjusted for the Reorganization), in the event we achieve certain EBITDA targets ranging from $50,000,000 to $250,000,000. The Company will grant additional incentive stock options upon achievement of each milestone set forth below. Milestone levels shall be based upon EBIDTA reported in the financial statements during any calendar year. EBIDTA is defined as earnings before taxes, interest, depreciation, and amortization.

EBIDTA	Options
$50,000,000	an option to purchase 5,000 shares Common Stock.
$60,000,000	an option to purchase 7,500 shares Common Stock.
$80,000,000	an option to purchase 7,500 shares Common Stock.
$100,000,000	an option to purchase 10,000 shares Common Stock.
$125,000,000	an option to purchase 10,000 shares Common Stock.
$150,000,000	an option to purchase 10,000 shares Common Stock.
$175,000,000	an option to purchase 15,000 shares Common Stock.
$200,000,000	an option to purchase 50,000 shares Common Stock.
$250,000,000	an option to purchase 75,000 shares Common Stock.

Note 4:  Notes Payable – Related Parties

On December 12, 2010, the Company issued a promissory note to the Targeted Medical Pharma, Inc. Profit Sharing Plan (the "Plan") in the amount of $300,000 (the "Plan Note").  The note bears interest at a rate of 8.0 percent per annum and was payable on June 12, 2011.

On January 31, 2011, the Company issued promissory notes to each of William Shell, our Chief Executive Officer, Chief Scientific Officer, interim Chief Financial Officer and a director, Elizabeth Charuvastra, our Chairman, Vice President of Regulatory Affairs and a director, and Kim Giffoni, our Executive Vice President of Foreign Sales and Investor Relations and a director, in an aggregate amount of $440,000.  The notes bear interest at a rate of 6% per annum and are payable on the earlier of December 1, 2012 or the consummation of the Company's initial public offering.

On May 4, 2011, the Company issued a promissory note to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and Amended September 29, 2006 (the "EC and WS Family Trust") in the amount of $200,000.  The note bears interest at a rate of 3.25% per annum and is payable on May 4, 2016.

On May 4, 2011, the Company issued a promissory note to the Giffoni Family Trust Dated September 26, 2008 (the "Giffoni Family Trust")  in the amount of $100,000.  The note bears interest at a rate of 3.25% per annum and is payable on May 4, 2016.

On June 12, 2011, the Company, the Plan, William E. Shell, Elizabeth Charuvastra, Kim Giffoni, the EC and WS Family Trust and the Giffoni Family Trust entered into an agreement  (the "Note Agreement") pursuant to which the Plan assigned the Plan Note to Dr. Shell, Ms. Charuvastra and Mr. Giffoni in an amount of $100,000 each.  Moreover, pursuant to the Note Agreement, each of Dr. Shell and Ms. Charuvastra assigned their respective interests in the Plan Note to the EC and WS Family Trust.  In accordance with the Note Agreement, in connection with the assignments, the Plan Note was amended to extend the maturity date to December 15, 2015 and to reduce the interest rate from 8.0 percent per annum to 3.25% per annum.  The Company issued new notes to each of the WC and WS Family Trust (in the amount of $200,000) and to Mr. Giffoni (in the amount of $100,000) to memorialize the amendments pursuant to the Note Agreement.

On June 18, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $150,000.  The note bears interest at a rate of 3.25% per annum and is payable on June 18, 2016.

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

Distributors purchase product from TMP and resell those products to dispensing physicians.  Clients are those dispensing physicians to whom TMP sells product directly.  TMP had one physician managed model client that represented 18%, and one distributor that represented 11% of gross sales for the quarter ended June 30, 2011 and 18% and 12%, respectively, of gross sales for the six months ended June30, 2011.  Loss of these clients could significantly impact the Company’s revenue.

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

Comprehensive Income:  In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." ASU 2011-05 requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective restrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are assessing the impact of ASU 2011-05 on our comprehensiv income presentation.

Fair Value Measurements:  In May 2011, the FASB issued ASU No. 2011-04 "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs."  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities is not permitted.  We are assessing the impact of ASU 2011-04 on our fair value disclosures.

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

Our general and administrative expenses include $230,447 of professional fees and filing costs associated with this reorganization, that were expensed during the three months ended March 31, 2011.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our registration statement on form S-1, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Adverse economic conditions;
•	inability to raise sufficient additional capital to operate our business;
•	the commercial success and market acceptance of any of our products;
•	the maintenance of our products in the FDA National Drug Code database;
•	the timing and outcome of clinical studies;
•	the outcome of potential future regulatory actions, including inspections from the FDA;
•	unexpected regulatory changes, including unanticipated changes to workers compensation state laws and/or regulations;
•	the expectation that we will be able to maintain adequate inventories of our commercial products;
•	the results of our internal research and development efforts;
•	the adequacy of our intellectual property protections and expiration dates on our patents and products;
•	the inability to attract and retain qualified senior management and technical personnel;
•	the potential impact, if any, of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 on our business;
•	our plans to develop other product candidates; and
•	other specific risks referred to in the section entitled “Risk Factors” in our registration statement on form S-1 as amended.

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

RECENT HIGHLIGHTS OF THE COMPANY

•	Rapid growth of net sales, operating income and assets;
•	FDA registration of convenience kits in the FDA National Drug Code Database;
•	Addition of new distributors and sales representatives;
•	Publication of the results of controlled clinical trials in peer-reviewed journals;
•	Issuance of additional patents on our products;
•
Growth of our CCPI subsidiary to support the dispensing  activity of approximately 150 physician clients through the use of our PDRx software and the claims submission process on behalf of such physician clients relating to our products;

•	Expansion of CCPI’s claims submission automation and further upgrades of the PDRx software; and
•	Contracts with major pharmacy benefit managers to support point-of-care physician reimbursement.

In addition, the Company received approval from Aspire IRB, an independent review board empowered by the Food and Drug Administration and the Department of Health and Human Services to review, approve and monitor research involving human participants, to conduct an open-label clinical outcomes study to assess the utility of Sentra AM® and Sentra PM® in the dietary management of post-traumatic stress disorder and Gulf War Illness. The Company expects to begin enrolling participants in the study throughout the United States on September 1, 2011 and Gulf War Illness. The Company expects to begin enrolling participants in the study throughout the United States on September 1, 2011.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended		Three Months Ended
	June 30,		June 30,
		% of		% of
	2011	Sales	2010	Sales
Revenues:
Product Sales	$4,704,619	95.44%	$3,939,935	92.37%
Service Revenue	224,984	4.56%	325,471	7.63%
Total Revenue	4,929,603	100.00%	4,265,406	100.00%

Cost of Product Sold	258,273	5.24%	300,206	7.04%
Cost of Services Sold	297,123	6.03%	324,161	7.60%
Total Cost of Sales	555,396	11.27%	624,367	14.64%

Total Gross Profit	4,374,207	88.73%	3,641,039	85.36%

Operating Expenses:
Research and Development	32,372	0.66%	80,843	1.90%
Selling	29,854	0.61%	2,672	0.06%
Compensation	914,954	18.56%	715,602	16.78%
General and Administrative	2,002,085	40.61%	829,456	19.45%
Total Operating Expenses	2,979,265	60.44%	1,628,573	38.18%

Net Income before Other Income	1,394,942	28.30%	2,012,466	47.18%
Investment Income	13	0.00%	(6,298)	-0.15%

Net Income before Taxes	1,394,955	28.30%	2,006,168	47.03%
Income Taxes	950,023	19.27%	1,076,180	25.23%
Deferred Income Tax (Benefit)	(368,199)	-7.47%	(223,559)	-5.24%
Net Income before Comprehensive Income	813,131	16.49%	1,153,547	27.04%
Unrealized Gain or (Loss) on Investments	-	0.00%	8,598	0.20%
Comprehensive Income	$813,131	16.49%	$1,162,145	27.25%

Revenue

Total revenue for the quarter ended June 30, 2011 increased $664,197, or 16%, to $4,929,603 from $4,265,406 for the quarter ended June 30, 2010.  Product revenue increased $764,684, or 19%, from the prior year $3,939,935 to $4,704,619 primarily due to increased unit volume with existing distributors and physician clients as well as the addition of new distributors and physician clients.  Service revenue decreased $100,487 or 31%, from $325,471 in the prior year to $224,984 due to a decrease in the billing service fee percentage charged by CCPI partially offset by an increase in collections on behalf of physician clients by CCPI, our billing and claims collection subsidiary.  During the quarter ended June 30, 2011, we decreased the CCPI fee  charged to physician clients as a courtesy under our billing and collection services agreement from 20% to an average of 10%.

Cost of Products Sold

Our products are manufactured by a third party. Although product revenue increased by 19% or $764,684 from $3,939,935 for the quarter ended June 30, 2010 to $4,704,619 for the quarter ended June 30, 2011, the cost of products sold decreased $41,933, or 14%, from $300,206 to $258,273 and the percentage of cost of products sold to product revenue decreased from 7.6% to 5.5% for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.  This decreased percentage is primarily due to a decreased cost per unit and a shift in our customer base to the higher margin physician managed model. Cost of goods sold excludes depreciation since all production is outsourced to a third party and stored at an outsourced facility.

Cost of Services Sold

The cost of services sold decreased $27,038, or 8%, from $324,161 for the quarter ended June 30, 2010 to $297,123 for the quarter ended June 30, 2011 and the percentage cost of service sold to service revenue increased from 99.6% to 132.0% in those periods. These costs decreased primarily because we changed our indirect cost allocation methodology. While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods.  The larger increase in costs as a percentage of revenue was due to this increase in costs and the decrease in revenue resulting from a decrease in the average percentage fee charged on our billing and collection services contracts.  During the quarter ended June 30, 2011, we decreased the CCPI fee  charged to physician clients as a courtesy under our billing and collection services agreement from 20% to an average of 10%.

Operating Expenses

Operating expenses for the quarter ended June 30, 2011 increased $1,350,692, or 83%, to $2,979,265 from $1,628,573 for the quarter ended June 30, 2010 and increased from 35.2% of revenue to 60.4% of revenue.  Operating expenses consist of research and development expense, selling expenses and general and administrative expenses and changes in these items are further described below.

Research and Development Expense

Research and development expenses for the quarter ended June 30, 2011 decreased $48,471, or 60%, to $32,372 from $80,843 for the quarter ended June 30, 2010 and decreased from 1.9% of revenue to .7% of revenue primarily due to a lower level of research and development activity.  The level of expense varies from year to year depending on the number of clinical trials that we have in progress.  Our research and development costs are substantially less than conventional single-molecule pharmaceutical companies because the ingredients in our medical foods are Generally Recognized As Safe, or “GRAS” pursuant to the Federal Food, Drug and Cosmetic Act of  1938, as amended, as amended, and FDA rules promulgated thereunder. Accordingly, the safety studies, which are the most costly part of pharmaceutical development, do not have to be performed for our products. Each clinical study of 100 patients costs approximately $300,000 to $500,000 per study and usually includes prepayment of contract amounts. The studies are outsourced to clinical research organizations of ten sites per study to achieve independence and study sites must maintain data sets for many years. We record the prepayment as a prepaid expense and amortize the prepayment into research and development expense over the period of time the contracted research and development services are performed. Most contract research agreements include a ten year records retention and maintenance requirement. Typically, we expense 50% of the contract amount upon completion of the clinical trials and 50% over the remainder of the record retention requirements under the contract. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling Expense

Selling expenses for the quarter ended June 30, 2011 increased $27,182, or 1017%, to $29,854 from $2,672 for the quarter ended June 30, 2010 and increased from .1% of revenue to .6% of revenue. The increase was primarily due to increases in advertising expenses, marketing materials and dues and subscriptions.

Compensation Expense

Compensation expenses for quarter ended June 30, 2011 increased $199,352, or 28%, to $914,954 from $715,602 for the quarter ended June 30, 2010 and increased from 16.8% of revenue to 18.6% of revenue. This increase in compensation expenses was primarily due to an increase in hiring for information technology functions and general operations, and hiring for sales functions to support our growth in revenue.

General and Administrative Expense

General and administrative expense, including  facility expenses, professional fees, marketing, office expenses, travel and entertainment and provision for bad debts for the quarter ended June 30, 2011 increased $1,172,268 or 141%, to $2,002,085 from $829,456 for the quarter ended June 30, 2010 and increased from 19.4% of revenue to 40.1% of revenue. The increase in general and administrative expense was primarily due to higher professional fees and filing costs associated with the filing of an S-1, associated expenses in connection with preparations to become a public company including $400,000 for professional fees owed to AFH Holding and Advisory, LLC, an affiliate of the Company, an increase in legal fees related to regulatory compliance, and an increase in our provision for bad debts.

Current and Deferred Income Taxes

Combined current and deferred income taxes for the quarter ended June 30, 2011 decreased $270,797, or 32%, to $581,824 from $852,621 for the quarter ended June 30, 2010 and decreased from 19.8% of revenue to 11.8% of revenue. Through December 31, 2009, we reported income to the Internal Revenue Service (the "IRS") on the cash basis. Beginning with the year ended December 31, 2010, we reported our taxable income on the accrual basis as, for the quarter ended December 31, 2010, we surpassed the gross receipts threshold set in the Internal Revenue Code of 1986, as amended, which requires a switch from cash to accrual method. The impact of this change in reporting method is that more income taxes are current under the accrual method compared to deferred under the cash method. Current income taxes for the quarter ended June 30, 2011 were $950,023 compared to $1,076,180 for the quarter ended June 30, 2010 and deferred income taxes were a benefit of $368,199 for the quarter ended June 30, 2011 compared to a benefit of $223,559 for the quarter ended June 30, 2010.

We filed our federal 2010 income tax return in April 2011 and our California 2010 income tax return in May 2011. We have been working with  the IRS and the California Franchise Tax Board (“FTB”)  to arrange  extensions of time and repayment schedules for prior year liabilities of approximately $3,600,000 and $1,000,000 respectively, plus related interest and penalties.

On July 22, 2011, we reached an informal agreement with the FTB that provides for payments as follows:

•	$50,000 by August 20, 2011;
•	$100,000 by September 20, 2011;
•	$100,000 by October 20, 2011; and
•	Payment in full of all remaining prior year liabilities by December 1, 2011.

During this time no action will be taken by the FTB to enforce collection provided that we make payments according to the schedule above.

We also agreed to provide information to the FTB regarding our estimated tax filings for 2011.

The IRS filed a lien notice on July 14, 2011 that would have become effective July 29 if not appealed by July 28.  On July 27, 2011, we filed an appeal including a proposed repayment schedule with the IRS.   On August 9, 2011 we reached an informal agreement with the IRS in which it has agreed to enter into a formal agreement including a payment plan contingent on the Company making an initial payment on August 20, 2011 of $100,000.  Additional payments would be made as follows:

•	$150,000 by September 20, 2011;
•	$200,000 by October 20, 2011; and
•	Payment in full of all remaining prior year liabilities by November 20, 2011.

During this time, no enforcement action will be taken by the IRS provided that we make payments according to the schedule above.

While we expect to make required monthly payments between now and October 20, 2011 to both FTB and the IRS, payments to the FTB and IRS of all remaining prior year liabilities are contingent on a successful initial  public offering as discussed further herein.

Net Income

Net Income for the quarter ended June 30, 2011 decreased $349,014 or 30%, to $813,131 from $1,162,144 for the quarter ended June 30, 2010.  The decrease in net income was primarily due to a $1,350,692 increase in operating expenses that offset the $733,168 increase in gross profit.

RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months Ended		Six Months Ended
	June 30,		June 30,
		% of		% of
	2011	Sales	2010	Sales
Revenues:
Product Sales	$10,298,054	96.45%	$7,532,165	90.65%
Service Revenue	378,932	3.55%	776,514	9.35%
Total Revenue	10,676,986	100.00%	8,308,679	100.00%

Cost of Product Sold	541,933	5.08%	609,490	7.34%
Cost of Services Sold	670,462	6.28%	651,314	7.84%
Total Cost of Sales	1,212,395	11.36%	1,260,804	15.17%

Total Gross Profit	9,464,591	88.64%	7,047,875	84.83%

Operating Expenses:
Research and Development	69,120	0.65%	164,994	1.99%
Selling	72,766	0.68%	6,541	0.08%
Compensation	2,608,517	24.43%	1,576,237	18.97%
General and Administrative	3,181,014	29.79%	1,513,233	18.21%
Total Operating Expenses	5,931,417	55.55%	3,261,005	39.25%

Net Income before Other Income	3,533,174	33.09%	3,786,870	45.58%
Investment Income	7,638	0.07%	(4,117)	-0.05%

Net Income before Taxes	3,540,812	33.16%	3,782,753	45.53%
Income Taxes	1,647,361	15.43%	2,054,790	24.73%
Deferred Income Tax (Benefit)	(335,149)	-3.14%	(447,120)	-5.38%
Net Income before Comprehensive Income	2,228,600	20.87%	2,175,083	26.18%
Unrealized Gain or (Loss) on Investments	(3,209)	-0.03%	4,640	0.06%
Comprehensive Income	$2,225,391	20.84%	$2,179,723	26.23%

Revenue

Total revenue for the six months ended June 30, 2011 increased $2,368,307, or 29%, to $10,676,986 from $8,308,679 for the six months ended June 30, 2010.  Product revenue increased $2,765,889, or 37%, from the prior year $7,532,165 to $10,298,054 primarily due to increased unit volume with existing distributors and physician clients as well as the addition of new distributors and physician clients.  Service revenue decreased $397,582 or 51%, from $776,514 in the prior year to $378,932 due to a decrease in the billing service fee percentage partially offset by an increase in collections on behalf of physician clients by CCPI, our billing and claims collection subsidiary.  During the quarter ended June 30, 2011, we decreased the CCPI fee  charged to physician clients as a courtesy under our billing and collection services agreement from 20% to an average of 10%.

Cost of Product Sold

The cost of products sold for the six months ended June 30, 2011 decreased $67,557, or 11%, from $609,490  to $541,933 and the percentage of cost of product sold to product revenue decreased from 8.1% to 5.3% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  This decreased percentage is primarily due to a decreased cost per unit and a shift in our customer base to the higher margin physician managed model. Cost of goods sold excludes depreciation since all production is outsourced to a third party and stored at an outsourced facility.

Cost of Services Sold

The cost of services sold  for the six months ended June 30, 2011 increased $19,148, or 3%, from $651,314 for the six months ended June 30, 2010 to $670,462  for the six months ended June 30, 2011 and the percentage cost of service sold to service revenue increased from 83.9% to 177.2% in those periods. These costs increased primarily because we increased our collections staff to handle increased billing and collections processing activity and because revenue is not recognized until received.  Offsetting the staff increase cost was a reduction in allocation of indirect costs based on a methodology change.  While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods.  During the quarter ended June 30, 2011, we decreased the CCPI fee  charged to physician clients as a courtesy under our billing and collection services agreement from 20% to an average of 10%.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 increased $2,670,412 or 82%, to $5,931,417 from $3,261,005 for the six months ended June 30, 2010 and increased from 39.2% of revenue to 55.6% of revenue.  Operating expenses consist of research and development expense, selling expenses and general and administrative expenses and changes in these items are further described below.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2011 decreased $95,874, or 58%, to $69,120  from $164,994 for the six months ended June 30, 2010 and decreased from 1.9% of revenue to .6% of revenue primarily due to a lower level of research and development activity.  The level of expense varies from year to year depending on the number of clinical trials that we have in progress.  Typically, we expense 50% of the contract amount upon completion of the clinical trials and 50% over the remainder of the record retention requirements under the contract. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling Expense

Selling expenses for the six months ended June 30, 2011 increased $66,225, or 1012%, to $72,766 from $6,541 for the quarter six months June 30, 2010 and increased from .1% of revenue to .7% of revenue. The increase was primarily due to increases in advertising expenses, marketing materials and dues and subscriptions.

Compensation Expense

Compensation expenses for six months ended June 30, 2011 increased $1,032,280, or 65%, to $2,608,517 from $1,576,237 for the six months ended June 30, 2010 and increased from 19.0% of revenue to 24.4% of revenue. This increase in compensation expenses was primarily due to an increase in hiring for IT functions and general operations, the hiring of our former Chief Financial Officer and hiring for sales functions to support our growth in revenue.

General and Administrative Expense

General and administrative expense, including  facility expenses, professional fees, marketing, office expenses, travel and entertainment and provision for bad debt for the six months ended June 30, 2011 increased $1,667,781 or 110%, to $3,181,014 from $1,513,233 for the six months ended June 30, 2010 and increased from 18.2% of revenue to 26.9% of revenue.  The increase in general and administrative expense was primarily due to higher  professional fees and filing costs associated with the filing of an S-1, associated expenses in connection with preparations to become a public company including $400,000 for professional fees owed to AFH Holding and Advisory, LLC., an affiliate of the Company, an increase in legal fees related to regulatory compliance, and an increase in our provision for bad debts.

Current and Deferred Income Taxes

Combined current and deferred income taxes for the six months ended June 30, 2011 decreased $295,458 or 18%, to $1,312,212 from $1,607,670  for the six months ended June 30, 2010 and decreased from 19.3 % of revenue to 12.3% of revenue. This decrease despite the higher level of net income before taxes was primarily due to  a decrease in the effective tax rate from 42.5% to 34.0%. This decrease was primarily the result of utilization of increased research and development credits.  Beginning with the year ended December 31, 2010, we reported our taxable income on the accrual basis.  The impact of this change in reporting method is that more income taxes are current under the accrual method compared to deferred under the cash method. Current income taxes for the six months  ended June 30, 2011 were $1,647,361 compared to $2,054,790 for the six months ended June 30, 2010 and deferred income taxes were  a benefit of $335,149  for the six months  ended June 30, 2011 compared to a benefit of $447,120 for the six months ended June 30, 2010.

Net Income

Net Income for the six months ended June 30, 2011 increased $45,668 or 2%, to $2,225,391 from $2,179,723 for the six months ended June 30, 2010.  The increase in net income was primarily due to a $2,368,307 increase in revenue offset by a $2,670,412 increase in operating expenses.

FINANCIAL CONDITION

Our working capital of $16.1 million as of June 30, 2011 increased $2.1 million from our December 31, 2010 working capital of $14.0 million. The $6.0 million increase in accounts receivable from $22.9 million on December 31, 2010 to $28.8 million on June 30, 2011 was a result of increased revenue in the six months ended June 30, 2011.  This increase in accounts receivable was partially offset by an $890,000  increase in notes payable, an increase of $523,530 in accounts payable and accrued expenses, an increase in taxes payable of $1,823,377  and a $908,040 decrease in cash and investments.

Accounts Receivable

See the “Business Model” discussion above and the discussions of “Revenue Recognition”, “Long Term Accounts Receivable”, and “Allowance for Doubtful Accounts” under the “Critical Accounting Policies” discussion below.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions. At June 30, 2011, our principal source of liquidity was $132,290 in cash. We expect additional liquidity from net income from operations and collections of accounts receivable in the second half of 2011. For the year ended December 31, 2010, we passed the threshold set by the tax code under which a corporation is required to switch from the cash method of reporting income to the accrual method. As of June 30, 2011, we recorded current income taxes payable of $6,878,012 and current deferred income tax liabilities of $1,288,278. We filed our federal 2010 income tax return in April 2011 and our California 2010 income tax return in May 2011. We have been working with  the IRS and the California Franchise Tax Board (“FTB”)  to arrange  extensions of time and repayment schedules for prior year liabilities of approximately $3,600,000 and $1,000,000 respectively, plus related interest and penalties.

On July 22, 2011, we reached an informal agreement with the FTB that provides for payments as follows:

•	$50,000 by August 20, 2011;
•	$100,000 by September 20, 2011;
•	$100,000 by October 20, 2011; and
•	Payment in full of all remaining prior year liabilities by December 1, 2011.

During this time no action will be taken by the FTB to enforce collection provided that we make payments according to the schedule above.

We also agreed to provide information to the FTB regarding our estimated tax filings for 2011.

The IRS filed a lien notice on July 14, 2011 that would have become effective July 29 if not appealed by July 28.  On July 27, 2011 we filed an appeal including a proposed repayment schedule with the IRS.   On August 9, 2011 we reached an informal agreement with the IRS in which it has agreed to enter into a formal agreement including a payment plan contingent on the Company making an initial payment on August 20, 2011 of $100,000.  Additional payments would be made as follows:

•	$150,000 by September 20, 2011;
•	$200,000 by October 20, 2011; and
•	Payment in full of all remaining prior year liabilities by November 20, 2011.

During this time, no enforcement action will be taken by the IRS to enforce collection provided that we make payments according to the schedule above.

While we expect to make required monthly payments between now and October 20, 2011 to both FTB and the IRS, payments to the FTB and IRS of all remaining prior year liabilities are contingent on a successful initial public offering as discussed further herein.

On October 5, 2010, we entered into an engagement agreement with Sunrise Securities Corp. for a firm commitment underwriting of a $20 million minimum to $30 million maximum financing, with a 15% overallotment, of our common stock. We filed a registration statement on Form S-1 with the Securities and Exchange Commission on February 14, 2011 relating to the Company’s initial public offering, which registration statement has not been declared effective. We have since filed our first amendment on April 22, 2011 and a second amendment on July 14, 2011.  We have also engaged in discussions with debt capital providers and are continuing with the due diligence process. Although there can be no assurance that we will be able to secure funding on terms acceptable to us, management believes that, based on the above factors, we will have adequate resources to fund our operations for the next twelve months.

Net cash used by operating activities for the six months  ended June 30, 2011 was $919,008 compared to $81,373 cash generated by operating activities for the six months ended June 30, 2010.  Because our collection cycle for workers’ compensation claims continues to  be long, our increase in revenue  translated into a large increase in accounts receivable and since the increase in accounts receivable of $6,215,251 was larger than the net income of $2,228,600, plus $450,000 in borrowings and other adjustments and changes for the period, we experienced a reduction in cash and cash equivalents of $663,624 in the six months ended June 30, 2011.  The increase in accounts receivable and potential collections by CCPI are expected to benefit cash flow in future years as we reach the point in the collection cycle where the previous revenue generated is collected (but we will likely incur a similar phenomenon in future years if revenues from worker’s compensation  increases dramatically). The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycles such as workers compensation to markets with shorter collection cycles such as private insurance or Medicare, nursing homes and online prescriptions.

Cash used by investing activities for the six months ended  June 30, 2011 was  $194,616  compared to cash used of $216,858 for the six months ended June 30, 2010 .  During the six months  ended June 30, 2011 and 2010, we incurred internal software development costs for our PDRx claims management and collection system of $369,172 and $99,096 respectively and purchased property and equipment of $66,651 and $17,436, respectively. Historically, capital expenditures have been financed by cash from operating activities. Net sales of investment were $241,207 for the period ended June 30, 2011 and investments made were $100,326  in the six months ended June 30, 2010. All purchases were of highly liquid market investments.

The Company is planning for future growth that will require cash for additional investments that may exceed operating cash flow.   We may also pursue expansion through acquisitions, joint ventures or other business combinations with other entities in order to expand our distribution network.  We will continue to explore additional sources of debt and equity capital to fund these growth plans. There can be no assurance that we will be able to secure such funding on terms acceptable to us and that may limit our ability to grow.

Long term accounts receivable

As of June 30, 2011, TMP maintained an accounts receivable balance for one physician client practice of $2,752,808  in excess of the CCPI managed accounts receivable on behalf of that physician.  The December 31, 2010 excess of accounts receivable over managed accounts receivable for this physician was $2,982,119. The physician’s billing and services agreement with CCPI provides for withholding one-third of all amounts due to the physician from CCPI collections on behalf of the physician until the balance is paid in full. This physician remains responsible for payment of invoices and continues to participate in the physician managed model. Management expects that these amounts will be collected as follows:

	Current AR	Long Term AR	Interest @3%	Payment
2011	$194,637	-	$40,570	235,207
2012	266,351	342,486	70,719	679,556
2013	-	1,299,329	46,172	1,345,501
2014	-	650,005	6,818	656,823
	$460,988	$2,291,820	$164,279	$2,917,087

Allowance for doubtful accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected.  We individually reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after we have used reasonable collection efforts will be written off.

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

CRITICAL ACCOUNTING POLICIES

General:

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2011, the results of its operations for the three months ended June 30, 2011 and 2010, and cash flows for the three months ended June 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Current Report  on Form 8-K/A as amended on April 15, 2011  to the Securities and Exchange Commission for the year ended December 31, 2010.   The results of operations and cash flows for the three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year’s operation.

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

In addition to the bad debt recognition policy above, it is also TMP’s policy to write down uncollectible loans and trade receivables when the payer is no longer in existence, is in bankruptcy or is otherwise insolvent.  In such instances our policy is to reduce accounts receivable in the uncollectible amount and to proportionally reduce the allowance for doubtful accounts.

Inventory valuation

Inventory is valued at the lower of cost (first in, first out) or market and consists primarily of finished goods.

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed.  No asset impairment was recorded at June 30, 2011 or at December 31, 2010.

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

Fair value of financial instruments:

The Company’s financial instruments are accounts receivable,  accounts payable, and notes payable.  The recorded values of accounts receivable,  accounts payable, and notes payable  approximate their values based on their short term nature.

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

At June 30,	2011	2010
Options outstanding	258,809	258,809

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

Reclassification
Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer (the “Certifying Officer”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.  Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     (Removed and Reserved).

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Number	Description
31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (**)

101.ins*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Calculation Linkbase Document
101.def*	XBRL Taxonomy Definition Linkbase Document
101.lab*	XBRL Taxonomy Label Linkbase Document
101.pre*	XBRL Taxonomy Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of August, 2011.

TARGETED MEDICAL PHARMA, INC.

/s/ William E. Shell, MD
William E. Shell, MD
Chief Executive Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Calculation Linkbase Document
101.def*	XBRL Taxonomy Definition Linkbase Document
101.lab*	XBRL Taxonomy Label Linkbase Document
101.pre*	XBRL Taxonomy Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.