Form 10-Q
period 2011-09-30
Targeted Medical Pharma, Inc.
filed 2011-11-14
CIK 1420030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                            to

Commission File Number: 000-53071

TARGETED MEDICAL PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5863618
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2980 Beverly Glen Circle
Los Angeles, California	90077
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 14, 2011, there were 21,949,576 shares of common stock, par value $0.001 per share, of the Registrant outstanding.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

TARGETED MEDICAL PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(Unaudited)
	September	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$3,574	$795,914
Investments	-	244,416
Inventory	328,768	365,350
Accounts Receivable - Net of Allowance for Doubtful Accounts	29,709,282	20,359,682
Loans Receivable - Employees	23,906	29,738
Prepaid Expenses - Short Term	239,085	113,691
Deferred Tax Asset - Short Term	560,738	309,892
Total Current Assets	30,865,353	22,218,683
Long Term Accounts Receivable	2,123,011	2,512,426
Property and Equipment - Net of Accumulated Depreciation	463,480	535,488
Intangible Assets - Net of Accumulated Amortization	2,508,778	2,201,690
Prepaid Expenses - Long Term	137,333	202,073
Deferred Tax Asset - Long Term	421,089	-
Other Assets	26,000	26,000
Total Assets	$36,545,044	$27,696,360

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts Payable and Accrued Expenses	$3,762,164	$1,558,814
Notes Payable-Related Parties net of $244,921 discount on	1,427,079	300,000
warrants issued
Other Amounts due to Related Parties	602,948	-
Taxes Payable	7,246,631	5,054,635
Deferred Tax Liability - Current	1,288,278	1,287,776
Total Current Liabilities	14,327,100	8,201,225
Deferred Income Taxes	2,422,759	2,595,975
Total Liabilities	16,749,859	10,797,200

Shareholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 21,949,576 and 18,308,576 shares issued and
outstanding at September 30, 2011 and December 31, 2010, respectively	21,950	18,309
Additional Paid-In Capital	3,635,144	3,191,314
Retained Earnings	16,138,091	13,686,328
Accumulated Other Comprehensive Income (Loss)	-	3,209
Total Shareholders' Equity	19,795,185	16,899,160
Total Liabilities and Shareholders' Equity	$36,545,044	$27,696,360

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months and Nine Months ended September 30, 2011 and 2010
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
Revenues:
Product Sales	$5,059,906	$4,728,512	$15,357,960	$12,260,677
Service Revenue	99,505	187,274	478,437	963,788
Total Revenue	5,159,411	4,915,786	15,836,397	13,224,465

Cost of Product Sold	334,157	339,155	876,090	948,645
Cost of Services Sold	419,361	363,425	1,089,823	1,014,739
Total Cost of Sales	753,518	702,580	1,965,913	1,963,384

Total Gross Profit	4,405,893	4,213,206	13,870,484	11,261,081
			-
Operating Expenses:
Research and Development	50,600	75,085	119,720	240,079
Selling, General and Administrative	3,113,310	1,476,984	8,965,207	4,572,995
Total Operating Expenses	3,163,910	1,552,069	9,084,927	4,813,074

Net Income before Other Income	1,241,983	2,661,137	4,785,557	6,448,007

Other Income and Expense:
Interest Income (Expense)	(583,739)	-	(594,139)	-
Investment Income (Loss)	-	9,162	7,638	5,045
Total Other Income and (Expense)	(583,739)	9,162	(586,501)	5,045

Net Income before Taxes	658,244	2,670,299	4,199,056	6,453,052
Income Taxes	980,319	1,358,438	2,627,680	3,413,228
Deferred Income Tax Expense (Benefit)	(545,238)	(223,561)	(880,387)	(670,681)
Net Income before Comprehensive Income	223,163	1,535,422	2,451,763	3,710,505
Unrealized Gain or (Loss) on Investments	-	(9,004)	-	(4,364)
Reclassification for losses included in Net Income	-	-	(3,209)	-
Comprehensive Income	$223,163	$1,526,418	$2,448,554	$3,706,141

Basic Earnings Per Share	$0.01	$0.08	$0.11	$0.20
Diluted Earnings Per Share	$0.01	$0.08	$0.11	$0.20
Basic Weighted Average Number of	21,949,576	18,315,455	21,536,821	18,315,455
Common Shares Outstanding
Diluted Weighted Average Number of	22,141,591	18,507,470	21,728,835	18,507,470
Common Shares Outstanding

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Year ended December 31, 2010 and nine months ended September 30, 2011
(Unaudited)

	Number of Shares of Common Stock	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - January 1, 2010 (1)	18,313,455	$18,314	$3,057,804	$7,878,067	$(1,980)	$10,952,205
Stock Issued for Services	14,789	15	49,985	-	-	50,000
Shares Retired	(19,668)	(20)	20	-	-	-
Stock Option Expense	-	-	83,505	-	-	83,505
Net Income	-	-	-	5,808,261	-	5,808,261
Unrealized Gain on Investments	-	-	-	-	5,189	5,189
Balance - December 31, 2010	18,308,576	18,309	3,191,314	13,686,328	3,209	16,899,160
Stock Issued for Services	16,000	16	40,784	-	-	40,800
Shares issued to existing shell
shareholders in the reorganization	3,625,000	3,625	(503,625)	-	-	(500,000)
Reclassification of Gains to Net Income	-	-	-	-	(3,209)	(3,209)
Warrants Issued in connection with loans			244,921			244,921
from related party
Stock Option Expense	-	-	661,750	-	-	661,750
Net Income	-	-	-	2,451,763	-	2,451,763
Balance - September 30, 2011 (Unaudited)	21,949,576	$21,950	$3,635,144	$16,138,091	$-	$19,795,185

(1) The stockholders' equity has been recapitalized to give effect to the shares exchanged by existing shareholders pursuant to the merger agreement dated January 31, 2011, more fully discussed in Note 7 to these financial statements.

TARGETED MEDICAL PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2011 and 2010
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$2,451,763	$3,710,505
Adjustments:
Depreciation and Amortization	336,886	237,405
Stock Option Compensation	661,750	41,752
Stock Issued for Services	40,800
Deferred Income Taxes	880,387	670,681
Bad Debts Expense	250,000	518,470
Changes:

Inventory	36,582	16,816
Accounts Receivable	(9,210,185)	(7,357,911)
Loans Receivable - Employees	5,832	(98,141)
Prepaid Expenses	(60,654)	(226,669)
Deferred Tax Asset	(1,552,322)	(697,524)
Other Assets
Accounts Payable and Accrued Expenses	2,143,350	427,647
Taxes Payable	2,191,996	3,327,337
Deferred Tax Liability	(172,714)	(643,838)
Net Cash Flows from Operating Activities	(1,996,529)	(73,470)

Cash Flows from Investing Activities:
Net Sales or (Purchases) of Investments	241,207	408,577
Acquisition of Intangible Assets	(488,147)	(96,583)
Purchases of Property and Equipment	(83,819)	(332,748)
Net Cash Flows from Investing Activities	(330,759)	(20,754)

Cash Flows from Financing Activities:
Notes Payable-Related Parties	932,000	-
Due to Related Parties	602,948	-
Net Cash Flows from Financing Activities	1,534,948	-

Net Change in Cash and Cash Equivalents	(792,340)	(94,224)
Cash and Cash Equivalents - Beginning of Year	795,914	321,216
Cash and Cash Equivalents - End of Period	$3,574	$226,992

Supplemental Disclosure of Cash Flow Information	-
Interest Paid	-
Interest Expense

Supplemental Disclosure of Non-Cash Investing and Financing Activities

On January 31, 2011 the Company issued a note payable to the Company’s Founders in the amount of $440,000 in partial payment of the $500,000 stock purchase of the shell company. The remaining $60,000 is included in Accrued Expenses.

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

Segment Information:

The Company had revenue outside of the United States of $168,244 and $95,287 for the quarters ended September 30, 2011 and 2010, respectively.  The Company’s operations are organized into two reportable segments: TMP and CCPI.

•
TMP: This segment includes PTL and LIS as described above. This segment develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors.  TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property and is responsible for research and development relating to medical food products and the development of software used for the dispensation and billing of medical foods, generic and branded products.  The TMP segment also manages contracts and chargebacks.

•
CCPI: This segment provides point-of-care dispensing solutions and billing and collections services.  It is responsible for the research and development of billing software and methodologies and the customization of hardware that supports dispensing, billing and collection operations.

Segment Information for the three months ended September 30,

2011	Total	TMP	CCPI
Gross Sales	$5,159,411	$5,059,906	$99,505
Gross Profit	$4,405,893	$4,725,749	$(319,856)
Net Income and Comprehensive Income	$223,163	$586,874	$(363,711)
Total Assets	$36,545,044	$39,937,658	$(3,392,614)
less Eliminations	$-	$(3,424,405)	$3,424,405
Net Total Assets	$36,545,044	$36,513,253	$31,791

2010 (Restated)	Total	TMP	CCPI
Gross Sales	$4,915,786	$4,728,512	$187,274
Gross Profit	$4,213,206	$4,389,357	$(176,151)
Net Income and Comprehensive Income	$1,526,418	$1,754,481	$(228,063)
Total Assets	$23,122,560	$25,116,880	$(1,994,320)
less Eliminations	$-	$(1,978,292)	$1,978,292
Net Total Assets	$23,122,560	$23,138,588	$(16,028)

Segment Information for the nine months ended September 30,

2011	Total	TMP	CCPI
Gross Sales	$15,836,397	$15,357,960	$478,437
Gross Profit	$13,870,484	$14,481,870	$(611,386)
Net Income and Comprehensive Income	$2,448,554	$2,695,279	$(246,725)
Total Assets	$36,545,044	$39,937,658	$(3,392,614)
less Eliminations	$-	$(3,424,405)	$3,424,405
Net Total Assets	$36,545,044	$36,513,253	$31,791

2010 (Restated)
Gross Sales	$13,224,465	$12,260,677	$963,788
Gross Profit	$11,261,081	$11,312,032	$(50,951)
Net Income and Comprehensive Income	$3,706,141	$3,863,526	$(157,385)
Total Assets	$23,122,560	$25,116,880	$(1,994,320)
less Eliminations	$-	$(1,978,292)	$1,978,292
Net Total Assets	$23,122,560	$23,138,588	$(16,028)

Note 2: Summary of Significant Accounting Policies

General: The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2011, the results of its operations for the three months and nine months ended September 30, 2011 and 2010, and cash flows for nine months ended September 30, 2011 and 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended contained in the Company’s Current Report on Form 8K/A dated April 15, 2011.

The results of operations and cash flows for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year’s operation.

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

As of September 30, 2011, two customers constituted 36% and 11%, respectively of our outstanding accounts receivable.

Revenue Recognition:

TMP markets medical foods and generic and branded pharmaceuticals through employed sales representatives, independent distributors and pharmacies.  Product sales are invoiced upon shipment at Average Wholesale Price (“AWP”), which is a commonly used term in the industry, with varying rapid pay discounts, under four models:

•
Physician Direct Sales Model (2% of revenue for nine months ended September 30, 2011): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•
Distributor Direct Sales Model (17% of revenue  for nine months ended September 30, 2011): Under this model, a distributor sells products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment within discount terms in accordance with the product purchase agreement. The distributor sells the products to physicians. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be  applied to the outstanding balance.

•
Physician Managed Model (65% of revenue for nine months ended September 30, 2011): In 2010, the Company made a decision to focus on growing its business under the Physician Managed Model because of its greater profitability.  The Physician Managed Model is most profitable and generates increased revenue for us because the product discounts offered under this model are smaller than the product discounts offered to clients under the Distributor Direct Sales Model or the Hybrid Model and additional revenue is received by CCPI upon collection.  In order to support this strategic initiative, we created a sales manager position and hired additional sales and support staff.  Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance.

•
Hybrid Model (16% of revenue for nine months ended September 30, 2011): Under this model, a distributor sells product to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. Distributors sell the products to physicians and collect the purchase price from the physician client directly. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The CCPI fee is deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance.

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

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed.  No asset impairment was recorded for the nine months ended September 30, 2011 or 2010.

Intangible assets: Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives.  Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years.  Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist.  If impairment indicators exist the intangible assets are written down to fair value as required.  No asset impairment was recorded for the nine months ended September 30, 2011 or 2010.

On September 18, 2009, TMP entered into a settlement with one if its distributors on its accounts receivable of $1,301,000.  Pursuant to the agreement, the distributor agreed to: (1) sell all domain names and assets associated with the website, medicalfoods.com to TMP, and (2) surrender to TMP its entire PTL physician client list, except four individual PTL active physician groups, and waive all rights associated with its PTL physical client list. The client list had no value since most of the clients had become PLT clients already.  The value of the domain name was based on the fair value of the asset exchanged.

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

	September 30, 2011	September 30, 2010
Options outstanding	291,347	258,809

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

Note 3: Stock Based Compensation

For the three months ended September 30, 2011 and 2010, the Company recorded compensation costs for options amounting to $130,777 and $20,876 respectively.  For the nine months ended September 30, 2011 and 2010, the Company recorded compensation costs for options amounting to $661,750 and $41,752 respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise.  Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options (ISO).  Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

The fair value of options granted in the nine months ended September 30, 2011 was determined using the following assumptions:

•	Volatility factors of 83-84% were based on similar companies;
•	Expected terms of 5.25-6 years based on one-half of the average of the vesting term and the ten year expiration of the option grant;
•	A dividend rate of zero; and
•	The risk free rate was the treasury rate with a maturity of the expected term (1.95% to 2.46%).

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price

Outstanding at January 1, 2011	566,424	$2.11
Options granted during 2011	732,538	$2.59
Options exercised during 2011	0
Options forfeited during 2011	365,871	$2.62
Outstanding at September 30, 2011	933,091	$2.28
Exercisable at September 30, 2011	763,666	$2.10

The following table summarizes the status of the Company’s aggregate non-vested shares

	Number of Non-vested Shares	Weighted Average fair Value at Grant Date

Non-vested at December 31, 2010	206,310	$1.07
Granted in nine months ended September 30, 2011	732,538	$1.81
Forfeited in nine months ended September 30, 2011	365,871	$1.76
Vested in nine months ended September 30, 2011	403,352	$1.61
Non-vested at September 30, 2011	169,425	$1.51
Exercisable at September 30, 2011	763,666	$1.07
Outstanding at September 30, 2011	933,091	$1.15

As of September 30, 2011, the unrecognized compensation cost related to share based compensation arrangements granted under the 2011 Targeted Medical Pharma, Inc. Stock Incentive Plan was approximately $277,810, which will be recognized over a weighted average 283 days.

Per employment agreements with each of Dr. Shell, Ms. Charuvastra and Mr. Giffoni (the “TMP Insiders”), each dated September 1, 2010 and amended on January 31, 2011, the TMP Insiders are entitled to 500,000 shares of common stock and annual base salary and benefits for the longer of the remaining term of the employment agreement or 30 months in the event the TMP Insider is terminated without cause by us or with cause by the TMP Insider. We would have “cause” to terminate the employment relationship upon (i) a TMP Insider’s conviction of or a plea of nolo contendere for the commission of a felony or (ii) the TMP Insider’s willful failure to substantially perform the TMP Insider’s duties under the employment agreement. A TMP Insider will have “cause” to terminate the employment relationship with us in the event any of the following circumstances are not remedied within 30 days of our receipt of a notice of termination from the TMP Insider: (i) a material change in the TMP Insider’s duties or a material limitation of the TMP Insider’s powers; (ii) a failure to elect the TMP Insider to the management position specified in such TMP Insider’s employment agreement or a reduction of the TMP Insider’s annual base salary; (iii) our failure to continue in effect any benefit plan in effect upon the execution of the initial employment agreement, (iv) a material breach by us of the employment agreement and (v) a change in control (which is defined in the TMP Insiders’ employment agreements).  Amendment No. 1 to each of the TMP Insiders’ employment agreements deleted the change in control provisions.

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

The fair value of warrants issued in connection with certain loans made by related parties during the nine months ended September 30, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

•	Stock price of $2.55
•	Exercise price of $3.38
•	Volatility factor of 96.66% based on similar companies;
•	Expected term of 5 years based on the term of the warrant;
•	A dividend rate of zero; and
•	The risk free rate of 0.90%

The following table summarizes the status of the Company’s outstanding warrants

	Note	Interest	Number of	Value of	Discounted
Date	Amount	Rate	Shares	Warrant	Note Value
08/19/11	$150,000	3.95%	43,568	$76,220	$73,780
09/01/11	$80,000	3.95%	23,237	$40,651	$39,349
09/23/11	$52,000	3.95%	15,104	$26,423	$25,577
09/28/11	$200,000	3.95%	58,091	$101,627	$98,373
Total	$482,000		140,000	$244,921	$237,079

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

On June 12, 2011, the Company, the Plan, William E. Shell, Elizabeth Charuvastra, Kim Giffoni, the EC and WS Family Trust and the Giffoni Family Trust entered into an agreement  (the "Note Agreement") pursuant to which the Plan assigned the Plan Note to Dr. Shell, Ms. Charuvastra and Mr. Giffoni in an amount of $100,000 each.  Moreover, pursuant to the Note Agreement, each of Dr. Shell and Ms. Charuvastra assigned their respective interests in the Plan Note to the EC and WS Family Trust.  In accordance with the Note Agreement, in connection with the assignments, the Plan Note was amended to extend the maturity date to December 15, 2015 and to reduce the interest rate from 8.0%  per annum to 3.25% per annum.  The Company issued new notes to each of the WC and WS Family Trust (in the amount of $200,000) and to Mr. Giffoni (in the amount of $100,000) to memorialize the amendments pursuant to the Note Agreement.

On June 18, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $150,000.  The note bears interest at a rate of 3.25% per annum and is payable on June 18, 2016.

August 19, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $150,000.  The note bears interest at a rate of 3.95% per annum and is payable on August 19, 2016.  As an inducement to make this loan the EC and WS Family Trust was issued a warrant for 43,568 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share  This warrant is dated November 7, 2011 and expires five years from date of issue.

On September 1, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $80,000.  The note bears interest at a rate of 3.95% per annum and is payable on September 1, 2016.  As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 23,237 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share  This warrant is dated November 7, 2011 and expires five years from date of issue.

On September 23, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $52,000.  The note bears interest at a rate of 3.95% per annum and is payable on September 23, 2016.  As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 15,104 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share  This warrant is dated November 7, 2011 and expires five years from date of issue.

On September 28, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $200,000.  The note bears interest at a rate of 3.95% per annum and is payable on September 28, 2016.  As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 58,091 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share  This warrant is dated November 7, 2011 and expires five years from date of issue.

Note 5: Concentrations

Major Vendor
The Company purchases its medical food manufacturing services from a single source.  The Company is dependent on the ability of this vendor to provide inventory on a timely basis.  The loss of this vendor or a significant reduction in product availability and quality could have a material adverse effect on the Company.  While the Company keeps at least a two months inventory on hand, it could take between two and nine months to set up and test a new supplier, leading to up to four months of product backorder.  The Company’s relationship with this vendor is in good standing and the expiration date of the contract is December 31, 2011.

Revenue Concentration
TMP evaluates revenue concentrations on a quarterly basis.

Distributors purchase product from TMP and resell those products to dispensing physicians.  Clients are those dispensing physicians to whom TMP sells product directly.  TMP had one physician managed model client that represented 20%, and one distributor that represented 15% of gross sales for the quarter ended September 30, 2011 and 24% and 10%, respectively, of gross sales for the nine months ended September 30, 2011.  Loss of these clients could significantly impact the Company’s revenue.

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

ASU 2011-05

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

Our general and administrative expenses include $230,447 of professional fees and filing costs associated with this reorganization that were expensed in the three months ended March 31, 2011.

Note 8: Recent Events

On October 17, 2011, the Company, AFH Holding and Advisory, LLC, William E. Shell, MD, the Estate of Elizabeth Charuvastra and Kim Giffoni entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement.  Pursuant to the Amendment, the “Make Good Period” was changed from the fiscal year ended December 31, 2011 to the twelve months following the consummation of a financing resulting in gross proceeds of $20 million to the Company.

NOTE 9: RESTATEMENT

The Company restated its previously issued consolidated financial statements to reflect the items noted below.  The effect of the restatement on results of operations and financial position as of and for the nine months ended September 30, 2010 were as follows:

	As
	Previously
	Reported	Restated

Accounts Receivable	$19,822,771	$16,434,796
Deferred Tax Asset - Short Term	207,500	300,944
Total Current Assets	21,173,983	17,879,452
Long-term accounts receivable	-	2,191,820
Property and Equipment	1,101,138	759,780
Intangible Assets	1,522,745	1,864,103
Accounts Payable and Accrued Expenses	442,079	837,694
Taxes Payable	-	3,403,536
Deferred Tax Liability - Current	-	965,832
Total Current Liabilities	442,079	5,207,062
Deferred Income Taxes	8,017,700	3,132,531
Total Liabilities	8,459,779	8,339,593
Product Sales	12,938,362	12,260,677
Cost of Services Sold	-	1,014,739
Research and Development	7,340	240,079
Selling, General and Administrative	4,789,787	4,572,995
Income Taxes	9,692	3,413,228
Deferred Income Tax (Benefit)	3,342,100	(670,681)
Net Income	4,688,666	3,706,141
Diluted Net Income per Share	$0.38	$0.30
Diluted Weighted Average Number of	12,388,111	12,388,111
of Common Shares Outstanding

Reclassification of Cost of Services Sold from Selling, General and Administrative
Reclassification of Research and Development costs from Selling, General and Administrative
Reclassification of long-term accounts receivable from current accounts receivable
Adjustment to record the change of tax status from cash to accrual
Adjustment to record research and development tax credits
Adjustment to record expenses originally reflected in fourth quarter 2010 properly in third quarter 2010

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

RECENT HIGHLIGHTS OF THE COMPANY

•	Rapid growth of net sales and assets;
•	FDA registration of convenience kits in the FDA National Drug Code Database;
•	Addition of new distributors and sales representatives;
•	Publication of the results of controlled clinical trials in peer-reviewed journals;
•	Issuance of additional patents on our products;
•
Growth of our CCPI subsidiary to support the dispensing  activity of approximately 150 physician clients through the use of our PDRx software and the claims submission process on behalf of such physician clients relating to our products;

•	Expansion of CCPI’s claims submission automation and further upgrades of the PDRx software;
•
Contracts with major pharmacy benefit managers to support point-of-care physician reimbursement

In addition, the Company received approval from Aspire IRB, an independent review board empowered by the Food and Drug Administration and the Department of Health and Human Services to review, approve and monitor research involving human participants, to conduct an open-label clinical outcomes study to assess the utility of Sentra AM® and Sentra PM® in the dietary management of post-traumatic stress disorder and Gulf War Illness. The Company began enrolling participants in the study throughout the United States on September 1, 2011.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months Ended		Three Months Ended
	September 30,	% of	September 30,	% of
	2011	Sales	2010	Sales
Revenues:
Product Sales	$5,059,906	98.1%	$4,728,512	96.2%
Service Revenue	99,505	1.9%	187,274	3.8%
Total Revenue	5,159,411	100.0%	4,915,786	100.0%

Cost of Product Sold	334,157	6.5%	339,155	6.9%
Cost of Services Sold	419,361	8.1%	363,425	7.4%
Total Cost of Sales	753,518	14.6%	702,580	14.3%

Total Gross Profit	4,405,893	85.4%	4,213,206	85.7%

Operating Expenses:
Research and Development	50,600	1.0%	75,085	1.5%
Selling, General and Administrative	3,113,310	60.3%	1,476,984	30.0%
Total Operating Expenses	3,163,910	61.3%	1,552,069	31.5%

Net Income before Other Income	1,241,983	24.1%	2,661,137	54.2%
Other Income and Expense:
Interest Income (Expense)	(583,739)	-11.3%	-	0.0%
Investment Income	-	0.0%	9,162	0.2%
Total Other Income	(583,739)	-11.3%	9,162	0.2%

Net Income before Taxes	658,244	12.8%	2,670,299	54.4%
Income Taxes	980,319	19.0%	1,358,438	27.6%
Deferred Income Tax (Benefit)	(545,238)	-10.6%	(223,561)	-4.5%
Net Income before Comprehensive Income	223,163	4.4%	1,535,422	31.3%
Unrealized Gain or (Loss) on Investments	-	0.0%	(9,004)	-0.2%
Comprehensive Income	$223,163	4.4%	$1,526,418	31.1%

Revenue

Total revenue for the quarter ended September 30, 2011 increased $243,625, or 5%, to $5,159,411 from $4,915,786 for the quarter ended September 30, 2010.  Product revenue increased $331,394, or 7%, from the prior year $4,728,512 to $5,059,906 primarily due to increased unit volume with existing distributors and physician clients as well as the addition of new distributors and physician clients.  Service revenue decreased $87,769 or 47%, from $187,274 in the prior year to $99,505 due to a decrease in the billing service fee percentage charged by CCPI, our billing and claims collection subsidiary.  Starting with the quarter ended June 30, 2011 we decreased the CCPI fee charged to physician clients as a courtesy under our billing and collection services.

Cost of Products Sold

Our products are manufactured by a third party. Although product revenue increased by 7.0% for the quarter ended September 30, 2010 to the quarter ended September 30, 2011, the cost of products sold decreased $4,998, or 1.5%, from $339,155 to $334,157 and the percentage of cost of products sold to product revenue decreased from 7.2% to 6.6% for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010.  This decreased percentage is primarily due to a shift in our customer base to the higher margin physician managed model. The Physician Managed Model has a longer payment cycle and, accordingly, a lower rapid pay discount than our Distributor Direct Sales Model or Hybrid Model.  The cost of goods sold to physician clients in the Physician Managed Model are therefore lower because they receive a small rapid pay discount on the AWP of the product.  Cost of goods sold excludes depreciation since all production is outsourced to a third party and stored at an outsourced facility.

Cost of Services Sold

The cost of services sold increased $55,936, or 15%, from $363,425 for the quarter ended September 30, 2010 to $419,361 for the quarter ended September 30, 2011 and the percentage cost of service sold to service revenue increased from 194% to 421% in those periods. These costs increased due to an increase in staff and higher depreciation and amortization costs. While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods.  The larger increase in costs as a percentage of revenue was due to the increase in costs and the decrease in revenue resulting from a decrease in the average percentage fee charged on our billing and collection services contracts.  Starting with the quarter ended June 30, 2011 we decreased the CCPI fee charged to physician clients as a courtesy under our billing and collection services.

Operating Expenses

We previously reported “Selling” and “Compensation” expenses as separate line items under operating expenses.  These are now included in the line item “Selling, General and Administrative”.  This change was made to show only functional expense categories of expenses and to conform our financial statement reporting to pharmaceutical industry practices.

Operating expenses for the quarter ended September 30, 2011 increased $1,611,841, or 104%, to $3,163,910 from $1,552,069 for the quarter ended September 30, 2010 and increased from 32% of revenue to 61% of revenue.  Operating expenses consist of research and development expense, and selling,  general and administrative expenses.  Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the quarter ended September 30, 2011 decreased $24,485, or 33%, to $50,600 from $75,085 for the quarter ended September 30, 2010  primarily due to a lower level of research and development activity.  The level of expense varies from year to year depending on the number of clinical trials that we have in progress.  Our research and development costs are substantially less than conventional single-molecule pharmaceutical companies because the ingredients in our medical foods are Generally Recognized As Safe, or “GRAS” pursuant to the Federal Food, Drug and Cosmetic Act of  1938, as amended, as amended, and FDA rules promulgated thereunder. Accordingly, the safety studies, which are the most costly part of pharmaceutical development, do not have to be performed for our products. Each clinical study of 100 patients costs approximately $300,000 to $500,000 per study and usually includes prepayment of contract amounts. The studies are outsourced to clinical research organizations of ten sites per study to achieve independence and study sites must maintain data sets for many years. We record the prepayment as a prepaid expense and amortize the prepayment into research and development expense over the period of time the contracted research and development services are performed. Most contract research agreements include a ten year records retention and maintenance requirement. Typically, we expense 50% of the contract amount upon completion of the clinical trials and 50% over the remainder of the record retention requirements under the contract. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling, General and Administrative Expense

Selling, general and administrative expense, including  facility expenses, professional fees, marketing, office expenses, travel and entertainment and provision for bad debts for the quarter ended September 30, 2011 increased $1,636,326 or 111%, to $3,113,310 from $1,476,984 for the quarter ended September 30, 2010. The increase in general and administrative expense was primarily due to higher professional fees and filing costs associated with the filing of an S-1, associated expenses in connection with preparations to become a public company including $152,498 for  professional fees owed to AFH Holding and Advisory, LLC an affiliate of the Company, an increase in legal fees related to regulatory compliance and the accrual of $675,000 in salary continuation death benefit to the estate of our former chairman Elizabeth Charuvastra who died on September 26, 2011.

Current and Deferred Income Taxes

Combined current and deferred income taxes for the quarter ended September 30, 2011 decreased $699,796, or 62%, to $435,081 from $1,134,877 for the quarter ended September 30, 2010. The decrease in income taxes was due to the lower taxable income.  The effective tax rate increased to 66.1% for the quarter ended September 30, 2011 compared with 42.5% for the quarter ended September 30, 2010.  This increase is due to the non-deductibility for tax purposes of both the $675,000 in salary continuation death benefit and $409,542 in penalties for late filing and late payment of 2010 income tax liabilities.

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

Current income taxes for the quarter ended September 30, 2011 were $980,319 compared to $1,358,438 for the quarter ended September 30, 2010 and deferred income taxes were a benefit of $545,238 for the quarter ended September 30, 2011 compared to a benefit of $223,561 for the quarter ended September 30, 2010.

We filed our federal 2010 income tax return in April 2011 and our California 2010 income tax return in May 2011. We have been working with  the IRS and the California Franchise Tax Board (“FTB”)  to arrange  extensions of time and repayment schedules for prior year liabilities of approximately $3,400,000 and $950,000 respectively, plus related interest and penalties.

On July 22, 2011 we reached an informal agreement with the FTB that provides for payments as follows:

•	$50,000 by August 20, 2011
•	$100,000 by September 20, 2011
•	$100,000 by October 20, 2011
•	Payment in full of all remaining prior year liabilities by December 1, 2011

During this time no action will be taken by the FTB to enforce collection provided that we make payments according to the schedule above.

Actual payments have been made as follows:

-	$50,000 on August 20,2011
-	$100,000 on September 21, 2011
-	$25,000 on October 20, 2011

The reduced October payment was approved in advance by the FTB with the proviso that the previous commitment to pay all remaining prior year liabilities by December 1, 2011 be met.

The IRS filed a lien notice on July 14, 2011 that would have become effective July 29 if not appealed by July 28.  On July 27, 2011 we filed an appeal including a proposed repayment schedule with the IRS.   On August 9, 2011 we reached an informal agreement with the IRS in which it has agreed to enter into a formal agreement including a payment plan contingent on the Company making an initial payment on August 20, 2011 of $100,000.  Additional payments would be made as follows:

•	$150,000 by September 20, 2011
•	$200,000 by October 20, 2011
•	Payment in full of all remaining prior year liabilities by November 20, 2011

During this time no action will be taken by the FTB to enforce collection provided that we make payments according to the schedule above.

Actual payments have been made as follows:

-	$100,000 on August 20,2011
-	$200,000 on September 21, 2011
-	$100,000 on October 20, 2011

The reduced October payment was approved in advance by the IRS with the proviso that the previous commitment to pay all remaining prior year liabilities by November 20, 2011 be met.

While we  expect to make required monthly payments between now and December 1, 2011, to both FTB and IRS, payments to the FTB and IRS of all remaining prior year liabilities are contingent on a successful public offering as discussed further herein.

Net Income

Net Income for the quarter ended September 30, 2011 decreased $1,312,259 or 86%, to $223,163 from $1,535,422 for the quarter ended September 30, 2010.  The decrease in net income was primarily due to a $ 1,611,841 increase in operating expenses described above and the $567,393 accrual of interest expense and penalties on our 2010 tax liabilities that offset the $192,687 increase in gross profit.

RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
		% of		% of
	2011	Sales	2010	Sales
Revenues:
Product Sales	$15,357,960	97.0%	$12,260,677	92.7%
Service Revenue	478,437	3.0%	963,788	7.3%
Total Revenue	15,836,397	100.0%	13,224,465	100.0%

Cost of Product Sold	876,090	5.5%	948,645	7.2%
Cost of Services Sold	1,089,823	6.9%	1,014,739	7.7%
Total Cost of Sales	1,965,913	12.4%	1,963,384	14.9%

Total Gross Profit	13,870,484	87.6%	11,261,081	85.1%

Operating Expenses:
Research and Development	119,720	0.8%	240,079	1.8%
Selling, General and Administrative	8,965,207	56.6%	4,572,995	34.6%
Total Operating Expenses	9,084,927	57.4%	4,813,074	36.4%
Net Income before Other Income	4,785,557	30.2%	6,448,007	48.7%
Other Income and Expense
Interest Income (Expense)	(594,139)	-3.8%	-	0.0%
Investment Income	7,638	0.0%	5,045	0.0%
Total Other Income	(586,501)	-3.8%	5,045	0.0%

Net Income before Taxes	4,199,056	26.4%	6,453,052	48.7%
Income Taxes	2,627,680	16.6%	3,413,228	25.8%
Deferred Income Tax (Benefit)	(880,387)	-5.6%	(670,681)	-5.1%
Net Income before Comprehensive Income	2,451,763	15.4%	3,710,505	28.0%
Unrealized Gain or (Loss) on Investments	-	0.0%	(4,364)	0.0%
Reclassification for losses included in Net Income	(3,209)	0.0%	-	0.0%
Comprehensive Income	$2,448,554	15.4%	$3,706,141	28.0%

Revenue

Total revenue for the nine months ended September 30, 2011 increased $2,611,932, or 20%, to $15,836,397 from $13,224,465 for the nine months ended September 30, 2010.  Product revenue increased $3,097,283, or 25%, from the prior year $12,260,677 to $15,357,960  primarily due to increased unit volume with existing distributors and physician clients as well as the addition of new distributors and physician clients.  Service revenue decreased $485,351 or 50%, from $963,778 in the prior year to $478,437 due to a decrease in the billing service fee percentage by CCPI, our billing and claims collection subsidiary.  Starting with the quarter ended June 30, 2011we decreased the CCPI fee  charged to physician clients as a courtesy under our billing and collection services.

Cost of Products Sold

The cost of products sold for the nine months ended September 30, 2011 decreased $72,555, or 7.6%, from $948,645  to $876,090 and the percentage of cost of product sold to product revenue decreased from 7.7% to 5.7% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  This decreased percentage is primarily due to a shift in our customer base to the higher margin physician managed model. The Physician Managed Model has a longer payment cycle and, accordingly, a lower rapid pay discount than our Distributor Direct Sales Model or Hybrid Model.  The cost of goods sold to physician clients in the Physician Managed Model are therefore lower because they receive a small rapid pay discount on the AWP of the product.   Cost of goods sold excludes depreciation since all production is outsourced to a third party and stored at an outsourced facility.

Cost of Services Sold

The cost of services sold  for the nine months ended September 30, 2011 increased $75,084, or 7.4%, from $1,014,739 for the nine months ended September 30, 2010 to $1,089,823  for the nine months ended September 30, 2011 and the percentage cost of service sold to service revenue increased from 105% to 228% in those periods. These costs increased primarily because we increased our collections staff to handle increased billing and collections processing activity and because revenue is not recognized until received  While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods.  Starting with the quarter ended June 30, 2011we decreased the CCPI fee  charged to physician clients as a courtesy under our billing and collection services.

Operating Expenses

We previously reported “Selling” and “Compensation” expenses as separate line items under operating expenses.  These are now included in the line item “Selling, General and Administrative”.  This change was made to show only functional expense categories of expenses and to conform our financial statement reporting to pharmaceutical industry practices.

Operating expenses for the nine months ended September 30, 2011 increased $4,271,853 or 89%, to $9,084,927 from $4,813,074 for the nine months ended September 30, 2010 and increased from 36% of revenue to 57% of revenue.  Operating expenses consist of research and development expense and  selling, general and administrative expenses and changes in these items are further described below.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2011 decreased $120,359, or 50%, to $119,720  from $240,079 for the nine months ended September 30, 2010  primarily due to a lower level of research and development activity.  The level of expense varies from year to year depending on the number of clinical trials that we have in progress.  Typically, we expense 50% of the contract amount upon completion of the clinical trials and 50% over the remainder of the record retention requirements under the contract. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling, General and Administrative Expense

Selling, general and administrative expense, including  facility expenses, professional fees, marketing, office expenses, travel and entertainment and provision for bad debt for the nine months ended September 30, 2011 increased $4,392,212 or 96%, to $8,965,207 from $4,572,995 for the nine months ended September 30, 2010 The increase in general and administrative expense was primarily due to higher  professional fees and filing costs associated with the filing of an S-1, associated expenses in connection with preparations to become a public company including $542,948 for  professional fees owed to AFH Holding and Advisory, LLC an affiliate of the Company, an increase in legal fees related to regulatory compliance. and the accrual of $675,000 in salary continuation death benefit to the estate of our former chairman Elizabeth Charuvastra who died on September 26, 2011.

Current and Deferred Income Taxes

Combined current and deferred income taxes for the nine months ended September 30, 2011 decreased $995,254 or 36%, to $1,747,293 from $2,742,547  for the nine months ended September 30, 2010. The decrease in income taxes was due to the lower taxable income.   The effective tax rate was 41.6% for the quarter ended September 30, 2011 compared with 42.5% for the quarter ended September 30, 2010.  Current income taxes for the nine months  ended September 30, 2011 were $2,627,680 compared to $3,413,228 for the nine months ended September 30, 2010 and deferred income taxes were  a benefit of $880,387 for the nine months  ended September 30, 2011 compared to a benefit of $670,681 for the nine months ended September 30, 2010.

Net Income

Net Income for the nine months ended September 30, 2011 decreased $1,258,742 or 34%, to $2,451,763 from $3,710,505 for the nine months ended September 30, 2010.  The decrease in net income was primarily due to a $ 4,271,853  increase in operating expenses described above and the $567,393  accrual of interest expense and penalties that offset the $2,609,403 increase in gross profit.

FINANCIAL CONDITION

Our working capital of $16.7 million as of September 30, 2011 increased $2.7 million from our December 31, 2010 working capital of $14.0 million. The $9.2  million increase in accounts receivable from $22.9 million on December 31, 2010 to $31.8 million on September 30, 2011 was a result of increased revenue of $2.6 million in the nine months ended September 30, 2011 plus an increase in the collection cycle time on for the PMM business.  This increase in accounts receivable was partially offset by a $1,372,000 increase in notes payable to related parties (before discounts resulting from the issuance of warrants) , an increase of $2,143,348  in accounts payable and accrued expenses, an increase in taxes payable of $2,191,996  and a $1,036,756 decrease in cash and investments.

Accounts Receivable

See the “Business Model” discussion above and the discussions of “Revenue Recognition”, “Long Term Accounts Receivable”, and “Allowance for Doubtful Accounts” under the “Critical Accounting Policies” discussion below.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions. During the nine months ended September 30, 2011 we borrowed $1,372,000 from related parties. We expect additional liquidity from net income from operations and collections of accounts receivable in the fourth quarter of 2011. We also expect improved cash flow during the fourth quarter and during 2012 from the launch of several new lines of business which could result in expanded   distribution of our products and could significantly add to revenues.

For the year ended December 31, 2010, we passed the threshold set by the tax code under which a corporation is required to switch from the cash method of reporting income to the accrual method. As of September 30, 2011, we recorded current income taxes payable of $7,246,631 and current deferred income tax liabilities of $1,288,278.

We filed our federal 2010 income tax return in April 2011 and our California 2010 income tax return in May 2011. We have been working with  the IRS and the California Franchise Tax Board (“FTB”)  to arrange  extensions of time and repayment schedules for prior year liabilities of approximately $3,400,000 and $950,000 respectively, plus related interest and penalties.

On July 22, 2011 we reached an informal agreement with the FTB that provides for payments as follows:

•	$50,000 by August 20, 2011
•	$100,000 by September 20, 2011
•	$100,000 by October 20, 2011
•	Payment in full of all remaining prior year liabilities by November 20, 2011

During this time no action will be taken by the FTB to enforce collection provided that we make payments according to the schedule above.

Actual payments have been made as follows:

-	$50,000 on August 20,2011
-	$100,000 on September 21, 2011
-	$25,000 on October 20, 2011

The reduced October payment was approved in advance by the FTB with the proviso that the previous commitment to pay all remaining prior year liabilities by December 1, 2011 be met.

The IRS filed a lien notice on July 14, 2011 that would have become effective July 29 if not appealed by July 28.  On July 27, 2011 we filed an appeal including a proposed repayment schedule with the IRS.   On August 9, 2011 we reached an informal agreement with the IRS in which it has agreed to enter into a formal agreement including a payment plan contingent on the Company making an initial payment on August 20, 2011 of $100,000.  Additional payments would be made as follows:

•	$150,000 by September 20, 2011
•	$200,000 by October 20, 2011
•	Payment in full of all remaining prior year liabilities by December 1, 2011

During this time no action will be taken by the FTB to enforce collection provided that we make payments according to the schedule above.

Actual payments have been made as follows:

-	$100,000 on August 20,2011
-	$200,000 on September 21, 2011
-	$100,000 on October 20, 2011

The reduced October payment was approved in advance by the IRS with the proviso that the previous commitment to pay all remaining prior year liabilities by November 20, 2011 be met.

While we  expect to make required monthly payments between now and December 1, 2011, to both FTB and IRS, payments to the FTB and IRS of all remaining prior year liabilities are contingent on a successful public offering as discussed further herein.

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

Net cash used by operating activities for the nine months  ended September 30, 2011 was $1,996,529 compared to $73,470 cash used by operating activities for the nine months ended September 30, 2010.  Because our collection cycle for workers’ compensation claims continues to  be long, our increase in revenue  translated into a large increase in accounts receivable and since the increase in accounts receivable of $9,210,185 was larger than the net income of $2,451,763, plus $1,372,000 in borrowings and other adjustments and changes for the period, we experienced a reduction in cash and cash equivalents of $792,340 in the nine months ended September 30, 2011.  The increase in accounts receivable and potential collections by CCPI are expected to benefit cash flow in future years as we reach the point in the collection cycle where the previous revenue generated is collected (but we will likely incur a similar phenomenon in future years if revenues from worker’s compensation  increases dramatically). The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycles such as workers compensation to markets with shorter collection cycles such as private insurance or Medicare, nursing homes and online prescriptions.

Cash used by investing activities for the nine months ended  September 30, 2011 was  $330,759  compared to cash used of $20,754 for the nine months ended September 30, 2010 .  During the nine months  ended September 30, 2011 and 2010, we incurred internal software development costs for our PDRx claims management and collection system of $488,187 and $96,583 respectively and purchased property and equipment of $83,819 and $332,748 respectively. Historically, capital expenditures have been financed by cash from operating activities. Net sales of investments were $241,207 for the period ended September 30, 2011 and $408,577  in the nine months ended September 30, 2010. All purchases were of highly liquid market investments.

The Company is planning for future growth that will require cash for additional investments that may exceed operating cash flow.   We may also pursue expansion through acquisitions, joint ventures or other business combinations with other entities in order to expand our distribution network.  We will continue to explore additional sources of debt and equity capital to fund these growth plans. We are currently in discussions and due diligence with prospective lenders for a bridge loan that would allow us to pay off our 2010 tax liabilities and other debt and to fund operations until the initial public offering takes place. There can be no assurance that we will be able to secure such funding on terms acceptable to us and that may limit our ability to grow.

Long term accounts receivable

As of September 30, 2011, TMP maintained an accounts receivable balance for one physician client practice of $2,656,857 in excess of the CCPI managed accounts receivable on behalf of that physician.  The December 31, 2010 excess of accounts receivable over managed accounts receivable for this physician was $2,982,119. The physician’s billing and services agreement with CCPI provides for withholding one-third of all amounts due to the physician from CCPI collections on behalf of the physician until the balance is paid in full. This physician remains responsible for payment of invoices and continues to participate in the physician managed model. Management expects that these amounts will be collected as follows:

	Current AR	Long Term AR	Interest @3%	Payment
2011	$98,687	$-	$19,926	118,613
2012	435,159	173,677	70,719	679,555
2013	-	1,299,329	46,172	1,345,501
2014	-	650,005	6,818	656,823
	$533,846	$2,123,011	$143,635	2,800,492

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

CRITICAL ACCOUNTING POLICIES

General:

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2011, the results of its operations for the three months ended September 30, 2011 and 2010, and cash flows for the three months ended September 30, 2011 and 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Current Report  on Form 8-K/A as amended on April 15, 2011  to the Securities and Exchange Commission for the year ended December 31, 2010.   The results of operations and cash flows for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year’s operation.

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

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed.  No asset impairment was recorded at September 30, 2011 or at December 31, 2010.

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

Options outstanding	291,347	258,809

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits.

Number	Description
31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Calculation Linkbase Document
101.def*	XBRL Taxonomy Definition Linkbase Document
101.lab*	XBRL Taxonomy Label Linkbase Document
101.pre*	XBRL Taxonomy Presentation Linkbase Document
*Furnished. Not filed. Not incorporated by reference. Not subject to liability.

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th  day of November, 2011.

TARGETED MEDICAL PHARMA, INC.

By:	/s/ William E. Shell, MD
William E. Shell, MD
Chief Executive Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2	Certification of Interim Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Calculation Linkbase Document
101.def*	XBRL Taxonomy Definition Linkbase Document
101.lab*	XBRL Taxonomy Label Linkbase Document
101.pre*	XBRL Taxonomy Presentation Linkbase Document

*Furnished. Not filed. Not incorporated by reference. Not subject to liability.