Form 10-K
period 2011-12-31
Targeted Medical Pharma, Inc.
filed 2012-04-16
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number: 000-53071

TARGETED MEDICAL PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5863618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2980 Beverly Glen Circle, Suite 301, Los Angeles, CA	90077
(Address of principal executive offices)	(Zip Code)

(310) 474-9809

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2011 cannot be calculated because there is no market for the Registrant’s securities.

As of April 16, 2012 there were 21,949,576 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

TARGETED MEDICAL PHARMA, INC.

PART I

Item 1.	Business.

Overview of Our Business

Targeted Medical Pharma, Inc. is a specialty pharmaceutical company that develops and commercializes nutrient- and pharmaceutical-based therapeutic systems. We began our operations as Laboratory Industry Services LLC, a Nevada limited liability company, which was founded in 1996 by Elizabeth Charuvastra, our former Executive Chairman and Vice President of Regulatory Affairs, and William E. Shell, MD, our Chief Executive Officer and Chief Scientific Officer. Laboratory Industry Services is an independent diagnostic testing facility. In 1999, Ms. Charuvastra and Kim Giffoni, our Executive Vice President of Foreign Sales and Investor Relations, co-founded Targeted Medical Foods, a California general partnership, which was converted into a California limited liability company in 2002, to develop medical food products. In 2003, Targeted Medical Foods formed Physician Therapeutics LLC, a Nevada limited liability company and a majority-owned subsidiary of Targeted Medical Foods, to distribute medical food products. In 2006, Targeted Medical Foods reorganized as a Delaware corporation and changed its name to Targeted Medical Pharma, Inc. Physician Therapeutics LLC and Laboratory Industry Services LLC became divisions of Targeted Medical Pharma, Inc. In 2007, we formed Complete Claims Processing Inc., a California corporation and our wholly-owned subsidiary, as a specialty billing and collection services company to provide billing and collection services relating to our products dispensed by physician clients and to physician clients of some of our distributors.

We develop and sell a line of patented prescription medical food products that are currently sold in the United States through a network of distributors and directly to physicians who dispense medical foods and other pharmaceutical products through their office practices. Our proprietary patented technology uses a five component system to allow uptake and use of important neurotransmitter precursors to produce the neurotransmitters that control autonomic nervous system function such as sleep and pain perception. The neurotransmitters addressed by our patents include nitric oxide, acetylcholine, serotonin, norepinephrine, epinephrine, dopamine and histamine. The technology addresses neuron specificity and elimination of attenuation, or tolerance that is characterized by the need for increased dosage. The combination of the neurotransmitters and their precise proportions allows for a wide range of products. There are six issued patents and nine pending applications that cover aspects of the inventions.

We sell medical foods and generic and branded pharmaceuticals to dispensing physicians and distributors in the following states: California, Arizona, Kansas, Missouri, South Carolina, Nevada, Pennsylvania, Florida, Washington, Colorado, North Carolina, Oregon, Illinois, Idaho, Maryland, Georgia, Tennessee, Alabama, and Ohio. Our products are distributed in the United States by Physician Therapeutics, a division of our company (PTL).

We believe that medical foods will continue to grow in importance over the coming years. There is an increasing prevalence of chronic diseases that are candidates for treatment with neurotransmitter-based medical foods, such as sleep disorders, Gulf War Illness, cognitive dysfunction, macular degeneration, and pulmonary disorders. Additionally, the aging population will see an increased incidence of intolerance to traditional drugs related to changes in metabolic function that lead to increased and more dangerous drug side effects. Congress, the Food and Drug Administration (FDA), the Center for Medicare & Medicaid Services and private insurance companies are focusing increased efforts on pharmacovigilance (The branch of the pharmaceutical industry which assesses and monitors the safety of drugs either in the development pipeline or which have already been approved for marketing) to measure and reduce these adverse health consequences. In our experience there is a high level of acceptance of medical foods as a therapy by patients, and the medical community is increasingly accepting that these therapeutic agents are viable alternatives to prescription drugs.

Medical foods are neither dietary nor nutritional supplements. From a regulatory standpoint, the FDA took steps in 1988 to encourage the development of medical foods by regulating this product category under the Orphan Drug Act. The term medical food, as defined in Section 5(b) of the Orphan Drug Act is a “food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.” This definition was incorporated by reference into the Nutrition Labeling and Education Act of 1990.

These regulatory changes have reduced the costs and time associated with bringing medical foods to market, as beforehand medical foods were categorized as drugs until 1972 and then as “foods for special dietary purposes” until 1988. The field of candidates for development into medical foods is always expanding due to constant advances in the understanding of the science of nutrition and disease, coupled with advances in food technology increasing the number of products that can be formulated and commercialized.

We distribute our products through an internal sales staff and a network of independent distributors to approximately 1,023 physicians in the United States. With recent reductions in physician reimbursements for medical services by Medicare, workers compensation and private insurance companies, many physicians are actively seeking additional sources of practice revenues. We act on behalf of the dispensing physician to secure contracts with third party payers and, through our proprietary software, can bill for dispensed drugs and medical food products. The average wholesale price (AWP) for medical food is set by us under the terms of our federal re-labeler license. The AWP price is the price billed to the physician and the insurance company. Certain applicable timely payment discounts and distributor discounts can reduce the net payable to us on behalf of the physician or distributor. At the time of sale estimates for these discounts are recorded.

The traditional process for prescribing and delivering medications to patients is inefficient, unnecessarily costly and error-prone. Physicians write virtually all of the approximately three billion annual prescriptions, resulting in errors and necessitating millions of telephone inquiries from pharmacies for clarification and correction. The pharmacist or managed care organization checks this information only after the physician writes the prescription. The inability of pharmacists and managed care organizations to communicate with physicians at the time the physician is writing the prescription has made it difficult to manage pharmaceutical costs. The existing process further inconveniences the patient, who must travel from the physician’s office to a pharmacy and must often wait for the prescription to be filled.

We have developed and market nine core medical foods and 48 convenience-packed therapeutic systems consisting of a medical food and a generic pharmaceutical, which physicians can prescribe and dispense together. Our nine medical foods and our 48 convenience-packed products are identified elsewhere in this 10-K report.

A convenience-packed product is a box containing a 30-day supply of a generic pharmaceutical and a 30-day supply of a medical food product. The box is appropriately labeled and contains separate plain-English inserts providing patient information about the generic pharmaceutical and the medical food.

Following the receipt of the FDA warning letter on April 8, 2010 and to facilitate discussions with the FDA, we voluntarily stopped providing completed convenience packs. Instead, we supplied the components of the convenience packs to our physician clients so they could dispense the components packaged together to their patients. We provide our physician clients an appropriately labeled box containing the medical food product and a package insert. The physician combines the medical food and the generic pharmaceutical and assembles the convenience pack at the time of dispensing. The PDRx system prints the box label and patient instructions. After we stopped assembling convenience-packed products, sales of individual medical foods and pharmaceutical products rose to make up for the loss of sales of convenience packs and our overall revenue was not impacted. As of the date of this filing, we continue to provide the components of the convenience packs to our physician clients and they assemble the convenience packs for their patients. We have found that providing the various components and permitting our physician clients to assemble the convenience packs at the time they are dispensed to the patient is more convenient and cost effective.

Our convenience-packed therapeutic systems address pain syndromes, sleep disorders, hypertension and metabolic syndrome. We developed these convenience-packed products at the request of physician clients to allow for the administration of the appropriate FDA-approved dose of a drug co-administered with a medical food that optimizes the use of the approved drug product under its approved labeling. Most often, the optimal dose co-administered with a medical food is the lowest FDA-approved and recommended dose that maintains the efficacy and reduces the side effects of the drug. Clinical practice, observation studies and independent controlled clinical trials have shown that co-administration of a pharmaceutical with a medical food product allows the physician to select the optimal dose of both agents. To date, three independent, double blind randomized controlled trials have been conducted using co-administration of a drug and a medical food product. The trials included the study of trazadone with the medical food product Sentra PM to measure responses in patients with sleep disorders. Another study included the co-administration of naproxen with the medical food product Theramine to measure responses in patients with chronic, established back pain. The third study used the co-administration of ibuprofen with the medical food product Theramine to measure the responses in patients with chronic, established back pain. These clinical trials were on specific convenience-packed products Trazamine, Theraproxen and Theraprofen. These double blind controlled trials yielded positive results in the areas of pain and sleep disorders. In these trials, drug side effects were reduced at the lowered drug doses. We have also performed a cost effectiveness analysis of gastrointestinal side-effect reduction comparing Theramine to NSAIDS. The analysis shows that by shifting pain management to Theramine base management and reducing the incidence of gastrointestinal hemorrhage associated with NSAID administration substantial savings to the health care system can be achieved. All convenience-packed drugs are within the FDA-approved label dose. These convenience packs are registered in the FDA National Drug Code (NDC) database and, in our experience, all convenience-packed products have been routinely reimbursed by third party payers.

In October 2010, we were awarded three grants under the Qualified Therapeutic Discovery Project tax credit totaling approximately $733,000 by the U.S. federal government for our work completed in 2010 and which the Company uses to continue work on its existing projects. The Qualified Therapeutic Discovery Project tax credit, which a recipient may elect to receive as a grant as we did, was enacted as part of the Patient Protection and Affordable Care Act of 2010 and established a pool for grants to small biotechnology companies developing novel therapeutics which show potential to (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions, (b) reduce long-term health care costs in the United States, or (c) significantly advance the goal of curing cancer within the next 30 years.

The market for the sale of prepackaged medications to physicians for on-site point-of-care dispensing includes medications distributed for general medical practice, occupational health, workers compensation, and urgent care and pain clinics. On-site dispensing offers healthcare providers the opportunity to improve financial performance by adding an incremental source of revenue and reducing expenses related to prescription transmission, communications with pharmacists and billing and processing. From a patient’s perspective, the dispensing of medications at the point-of-care provides an increased level of convenience, privacy and treatment compliance. Patients who do not wish to receive medicines dispensed at the point-of-care are able to access our products through selected pharmacies who order product directly from us.

We support our physician clients with a proprietary pharmacy claims processing service specifically designed for billing and collecting insurance reimbursement from private insurance, workers compensation and Medicare for our medical food products, therapeutic systems, generic and branded drugs. Our wholly-owned subsidiary, Complete Claims Processing Inc., provides this service to physician offices for the specific purpose of optimizing insurance reimbursement for dispensed products.

We have developed a proprietary billing system based on recent advances in Cloud computing. Cloud computing is a technology that uses the internet and central remote servers to maintain data and applications. Cloud computing allows businesses to use applications without direct installation and access files at any computer with internet access. This technology allows for much more efficient computing by centralizing storage, memory, processing and bandwidth while remaining in compliance with all laws and regulations relating to protected health information.

Each physician client purchases from us a “Thin Client” device directly connected to our servers. A “Thin Client” device is an internet portal terminal. It looks like a computer but has minimal memory and no hard drive. The “Thin Client” connects each physician to our central servers, on which all data concerning the physician’s dispensing and billing are kept. These central servers are used to serve multiple clients such that a change in our proprietary billing software will be reflected immediately on all “Thin Client” devices. This system also allows information to be delivered directly to us for purposes of future sales and educational content. Each physician’s use of controlled substances is documented and reported to the Drug Enforcement Administration as required by law. This system is covered by a patent application that we expect to mature into an issued patent in the near future. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. The following two patent applications for this process have been submitted. 1. US Pat. Application. No. 11/804,085 (pending) Filing date: May 17, 2007 Status: Request for Continued Examination and Response to office action filed on December 27, 2010. The Company is expecting a communication from the USPTO on or before May 2012. 2. US Pat. Application. No. 12/966,720 (pending) Filing date: December 13, 2010 Status: The company received an office action and is preparing a response to the office action to be filed on or before June 22, 2012. The functional utility of this system is currently protected by trade secret.

Additional patent applications for medical foods convenience-packed products are in the process of being written and filed. Specifically, Targeted Medical Pharma, Inc. has recently filed for three patent applications at the USPTO covering technology for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Specifically, these three patent applications cover compositions and methods for augmenting and sustaining amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Further, these three patent applications include additional disclosure covering other embodiments for stimulating in vivo differentiation of stem and progenitor cells to produce additional tissue and cell types. We are awaiting receipt of the examination results of these three patent applications from the USPTO, which we expect to receive with respect to each of the three applications on or before July 25, 2012.

Our Business Strategy

Our objective is to become the leading provider of medication solutions based on our patented therapeutic systems for improved patient outcomes and point-of-care tools designed to automate the physician’s work flow.

Our strategy to achieve this objective includes the following:

•	Accelerating sales of our medication management solutions through expansion of marketing efforts, conversion of traditional dispensing-only physician clients to the PDRx system and development of strategic alliances with physician practice management system vendors and managed care organizations.

•	Increasing customer utilization of our medication management products to enhance the patient care and practice revenue for physicians through a combination of quality customer service, physician and ancillary staff education and development of specific disease management solutions.

Distinguishing Characteristics of Our Products and Services

•	Unique medical food and medical food convenience packs therapeutic systems
o	We sell nine core medical food products using patented technology that uses amino acids to produce and modulate neurotransmitters in specific diseases. Convenience packs contain a pharmaceutical and a medical food product as a therapeutic system

•	Development of practice-specific formularies
o	Each medical practice is involved in the management of patients with specific diseases. A formulary of medical food products and pharmaceutical therapies is developed for specific individual medical practices.

•	Branded and generic pharmaceuticals
o	We manage the ordering, delivery, dispensing and tracking of branded and generic pharmaceuticals in each physician client’s practice.
•	PDRx medication management solutions
o	PDRx is our proprietary computer program used to facilitate and track dispensed medical food and drug products in a physician client’s practice. PDRx facilitates a physician client’s management of inventory and the dispensing physician is alerted to replenish products as necessary.

•	Claims processing to insurance payers on behalf of customer physicians
o	Complete Claims Processing Inc. (CCPI) is our wholly-owned subsidiary that manages the billing of our medical food and drug products to third party payers on behalf of a physician client or a physician client of a distributor utilizing CCPI’s billing and collection services.

•	Claims collection management
o	CCPI manages the collections on claims submitted to third party payers on behalf of a physician client or a physician client of a distributor utilizing CCPI’s billing and collection services .

•	Physician reporting and accounts receivable management
o	We submit a monthly report to each dispensing physician client that includes information about submitted claims and reimbursements received.
o	Adjudication, both database and real-time
o	We provide physician client’s with electronic access to a drug knowledge database with comprehensive, up-to-date clinical and pricing information. This is important at point-of-care to determine what drugs and medical foods are covered under a specific insurance plan and the amount of co-payment and/or patient responsibility.

•	Physician and ancillary staff education
o	We maintain a Medical Science Liaison department to inform physician clients on the appropriate use of our medical food products and to teach ancillary staff the correct procedures for storing pharmaceutical products at the point-of-care site

•	Controlled substance reporting in California
o	In California all physicians who dispense Schedule II, Schedule III, and Schedule IV controlled substances must provide the dispensing information to the Department of Justice on a weekly basis through the Controlled Substance Utilization Review and Evaluation System (CURES). We track this dispensing history in our PDRx software and file the CURES report on behalf of the physician client.

Business Organization

We have three principal business operations, one of which is a wholly-owned subsidiary and two of which are divisions, organized as follows:

Physician Therapeutics (PTL)

PTL is a division of our company and distributes proprietary medical foods and generic and branded pharmaceuticals to dispense in California, Arizona, Kansas, Missouri, South Carolina, Nevada, Pennsylvania, Florida, Washington, Colorado, North Carolina, Oregon, Illinois, Idaho, Maryland, Georgia, Tennessee, Alabama, and Ohio. We plan to expand our sales force into additional states. For purposes of physician reimbursement by insurance carriers, we have developed state specific contracts between the physician and the insurance carrier that take into account state by state regulation of physician dispensing.

Laboratory Industry Services (LIS)

LIS is a division of our company and is certified by the Center for Medicare and Medicaid Services (CMS) as an “Independent Diagnostic Testing Facility” that performs the technical analysis of certain diagnostic procedures in both the clinical setting and as a Core Laboratory for research applications. Founded in 1996, LIS has developed proprietary software applications for measuring autonomic nervous system function. These systems have been used in the development of our products to provide measurable physiological end points that ensure safety and efficacy during product development.

Complete Claims Processing, Inc. (CCPI)

CCPI is our wholly-owned subsidiary. CCPI provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance, workers compensation and Medicare claims. CCPI bills for medical foods, generic pharmaceuticals and branded pharmaceuticals. Neither PTL nor CCPI produce generic or branded pharmaceuticals. CCPI bills for all products that have recognized and appropriately registered NDC numbers.

Background of Physician Dispensing of Pharmaceuticals

In a March 2009 study by Wolters Kluwer Pharma Solutions, Inc. found that the rate of unfilled prescriptions has increased, from both denials and abandonment. Health plan denials of commercial prescription claims in 2009 were 8.1% for new prescriptions and 4.2% for refills; denials of new brand name drug prescriptions (10.3% in 2009) were down 1.4% from 2008, but were up 22.5% since 2006 (denials are prescriptions that have been submitted to a pharmacy but rejected by a patient’s health plan). Abandoned prescriptions (those that are submitted to a pharmacy but are never picked up) as a percent of commercial prescription drug claims were 6.3% for new prescriptions and 2.6% for refills in 2009; for new brand name prescriptions, the abandonment rate was up 23% from 2008 and up 68% from 2006. Together, health plan denials and patient abandonment resulted in 14.4% of all new, commercial plan prescriptions going unfilled in 2009, up 5.5% from 2008. A 2009 study by Wolters Kluwer Pharma Solutions, Inc. found that the cost of drug-related morbidity, including poor adherence (not taking medication as prescribed by doctors) and suboptimal prescribing, drug administration, and diagnosis, is estimated to be as much as $289 billion annually, about 13% of total health care expenditures. The barriers to medication adherence are many: cost, side effects, the difficulty of managing multiple prescriptions, patients’ understanding of their disease, forgetfulness, cultural and belief systems, imperfect drug regimens, patients’ ability to navigate the health care system, cognitive impairments, and a reduced sense of urgency due to asymptomatic conditions. Wolters Kluwer Pharma Solutions, Inc., Pharma Insight 2009: Patients take More Power Over Prescription Decisions (March 2010),

Physician dispensing envisages a dual role for the physician — prescribing medication and dispensing medicines to patients at “point-of-care.” The conventional role of the physician is the prescription of medicine that is subsequently dispensed at a pharmacy. Although this physician-dispensing concept is currently being followed by a mere 10% of physicians in the country, it is gaining momentum because of the inherent benefits to both physicians and patients. A 1989 report by the Office of the Inspector General entitled “Physician Drug Dispensing, An Overview of State Regulation” indicated that approximately 5% of physicians in the United States dispensed drugs at the point of care. In a report entitled Physician Dispensing Market Overview, Knowledge Source Inc. estimates that the percentage of physicians selling prescription medication to their patients could grow from its current less than 10% to 25% in the next five to ten years. The benefits of point-of-care dispensing to physicians and patients are set forth below.

Until the early 20th century, pharmacists manufactured medications and physicians prescribed and dispensed them. The trend changed around early to mid 20th century, when physicians only prescribed medications, pharmaceutical companies manufactured them and pharmacists dispensed them. This trend seems to be changing once again. The practice of physician dispensing is gaining momentum because of its inherent advantages to both patients and physicians. It increases the physician’s revenue and makes it more convenient for patients, by providing them with a one-stop solution for their medical care.

Benefits of Physician Dispensing:

•	Increased Practice Revenue

•	Reduced Pharmacy Callbacks : In a March 2002 article in Pharmaceutical Executive entitled Tipping the Balance of Power With Digital Patient Information , Mary Johnston Turner cites a 1999 Institute of Medicine study that estimated that every pharmacy call-back cost physician practices $5 – $7 to pull and review the chart and return the call. With the average physician writing 30 prescriptions and handling approximately 30 requests for refills a day, the dollars add up quickly. Ms. Turner noted that, with only 15 call-backs per day, that amounts to over $25,000 of expense. These costs and time losses can be reduced with physician dispensing.

•	Improved Patient Care and Patient Compliance : Writing and dispensing errors will be reduced. The compliance rate of patients receiving prescriptions filled at the point-of-care and taking the medicines as directed will improve. The overall health care costs will be reduced with improved compliance. An article entitled “Medication Compliance Research: Still So Far to Go” , which was published in the Summer 2003 issue of the Journal of Applied Research , discusses how the active involvement of patients and physicians in the medication process can improve compliance. When the physician has first-hand knowledge of patient compliance with medications, modifications to drug regime can be made to reduce harmful drug side effects.

•	Reduction of Adverse Drug Events : Illegible writing of prescriptions, unclear abbreviations, unclear or inappropriate dosages, and unclear telephone/verbal orders cost primary care practices a large sum of money as overheads and these can be avoided with physician dispensing of medications. In a 2006 IOM Report entitled Preventing Medication Errors 2006 , the authors indicated that, by writing prescriptions electronically, doctors and other providers can avoid many of the mistakes that accompany handwritten prescriptions, as electronic processing ensures that all the necessary information is provided and legible.

•	Increased Convenience : It is more convenient for the patients as they will not need to drive to the pharmacy and wait for dispensing of the prescription. Patients can receive their medication at the point-of-care with physician dispensing and save time spent on commuting and waiting at the pharmacy. This will be especially convenient for the disabled, elderly patients and parents with sick children.

•	Lower Cost Substitution : Since physicians are aware of the costs of different medications, they can make substitutions on-the-spot for needy patients, or if a particular medication is not available. Pharmacists on the other hand would have to call the physician and wait for the physician to call back to approve any change required. This loss of vital time can be avoided with physician dispensing.

In 44 out of 50 states in the U.S., physician dispensing of prescription drugs is legal subject to specified regulations. In six other states, there are restrictions on this practice and, in Utah, the restrictions are severe enough that, in practical terms, physician dispensing is effectively prohibited altogether. In September of 2010, Utah promulgated rules for revisions of their laws to allow for physician dispensing of approved drugs. Texas, New York and New Jersey have limitations on the number of units that may be dispensed at any one time. We believe that physician dispensing improves the health of patients and it increases the physician’s practice revenue. In addition, we believe overall healthcare costs for patients are reduced with higher compliance rates achieved through physician dispensing.

Industry and Market Overview

According to a report by the Kaiser Family Foundation, health care costs have been rising for several years. According to the National Health Care Expenditures Data published in January 2010 by the Centers for Medicare & Medicaid Services (CMS), expenditures in the United States on healthcare surpassed $2.3 trillion in 2008, more than three times the $714 billion spent in 1990, and over eight times the $253 billion spent in 1980. In 2008, U.S. healthcare spending was about $7,681 per resident and accounted for 16.2% of the nation’s Gross Domestic Product (GDP). This is among the highest of all industrialized countries. Pharmaceuticals are a major cost driver in U.S. healthcare. In 2004, prescription drugs accounted for approximately ten percent of all national health care spending. According to a report issued by CMS, the total national spending on prescription drugs, both private and public, from retail outlets “increased on average by about 11 percent a year from 1998 through 2005 — faster than the average seven percent a year increase in total U.S. health expenditures for the same period.” In 2005, national spending on pharmaceuticals from retail outlets was approximately $201 billion. Federal spending on prescription drugs in 2005 accounted for an estimated 16 percent of this total.

We believe physicians have been affected as healthcare reimbursements by Medicare and Medicaid have been reduced to accommodate federal and state budget deficits .The change in physician reimbursement has had an adverse financial impact on physicians in that the costs associated with administration of a medical practice have exceeded the revenues received from providing services to patients . Moreover, as healthcare becomes increasingly consumer driven, patients are seeking more information, control and convenience, placing additional time and financial pressures on physicians. These changes have prompted many physicians in the United States to search for tools and solutions to improve practice efficiency and increase revenue.

We believe this industry growth is driven by stronger near-term growth in the U.S. market and is related to the changing combination of innovative and mature products, along with the rising influence of healthcare access through healthcare reform and funding on market demand. Our patented technology allows for the production of therapeutic products that address pain syndromes, sleep disorders, hypertension, viral infections and metabolic syndrome markets. We believe that these products can participate in the global market for these disorders. Although we cannot measure the size of the potential markets, we believe the pain syndromes, sleep disorders, hypertension, and metabolic syndrome markets may be significant.

Medical Foods Products Industry Overview

The science of nutrition was long overlooked and underdeveloped and now has shown that the sick and elderly have special nutritional needs that cannot be met by traditional adult diets. Medical nutrition has emerged as an attractive segment in the food industry today.

Recent research has shown that a number of diseases are associated with metabolic imbalances and that patients in treatment have specific nutritional requirements. Some examples are osteoporosis and osteopenia, insomnia, IBS, and heart disease. Many older Americans have or will develop chronic diseases that are amenable to the “therapeutic,” dietary management benefits of medical foods. Medical foods help address these diseases and conditions in a drug-free way with food-based ingredients, yet are a medical product taken under supervision by a physician. The term “medical foods” does not pertain to all foods fed to sick patients. Medical foods are foods that are specially formulated and processed (as opposed to a naturally occurring foodstuff used in a natural state) for the patient who is seriously ill or who requires the product as a major treatment modality according to FDA regulations.

Medical foods consist of “natural” ingredients very similar to dietary ingredients used in supplements: vitamins, minerals, botanicals, and amino acids. They are the same constituents that occur naturally, but in a medical-foods formula are in concentrated, “therapeutic” amounts — beyond simply modifying or augmenting the diet. Medical foods are intended for a vulnerable population suffering from a particular chronic disease and so have special, extra-rigorous guarantees of safety . All ingredients must be GRAS (Generally Recognized As Safe) or be FDA-approved food additives. Medical foods are taken under the supervision of a physician who monitors and adjusts the food ‘dosage.' In addition, under FDA guidelines and the one regulation, even though pre-market FDA approval is not required for a medical food, the official requirements and responsibilities for the manufacturer, in terms of safety, are greater than for supplements, including solid scientific support for the formula as a whole. For these reasons, medical foods have greater guarantees of efficacy than dietary supplements.

Dietary supplements are beneficial for maintaining good health, but cannot treat or even manage any disease or abnormal condition. Medical foods can help bridge the gap for older patients who may need more than supplements to stay healthy, but may not want to take prescription drugs, or add to the Rx or OTC drugs they are already taking. More and more information is available to MDs about medical foods and how to use them to help patients. Of note is a recent online piece written by Richard Isaacson, assistant professor of neurology and medicine at the University of Miami, Miller School of Medicine. In ‘Medical Foods: Overview of an Emerging Science,' Isaacson said, “Medical foods offer physicians an additional tool for approaching and managing various medical conditions. They can help improve the symptoms and/or slow the progression of a specific chronic condition, and they are complementary to approved pharmacologic therapies.” Isaacson concluded by saying medical foods “represent an entirely different scientific and medical approach to managing diseases.” Medical Foods Boom Along with Baby Boomers, Susan D. Brienza, Esq., Functional Ingredients, Feb. 28, 2010 .

Competition

According to Kalorama Information Services, the size of the medical foods market is uncertain and information about this market is primarily contained in the larger clinical nutrition market data. Competition in the clinical nutrition market is dominated by a handful of companies, ranging from global nutritional manufacturers to leading pharmaceutical companies. In the US a number of small companies have emerged to address specific areas of disease with prescription Medical Foods. These companies include Nestle Nutrition, PamLab LLC, Primus Pharmaceuticals Inc., Neptune Technologies & Bioresources Inc., Abbot Nutrition, and Accera Inc. The majority of competitive participation is in developed regions such as the United States, Western Europe, and Japan. However, many companies are expanding into less developed regions, intensifying competition in less tapped markets. China, for example, is among the expanding competitive regions as companies continue to break into the growing demand for clinical nutrition in new world markets. Companies highlighted in the study published in Clinical Nutrition Products: World Markets, 3rd Edition, include:

•	Abbott Laboratories

•	Baxter International

•	B. Braun

•	Danone

•	Fresenius Kabi

•	Mead Johnson

•	Nestle

•	PBM Products

•	Wyeth

Reimbursement for Medical Food Prescriptions

Domestic reimbursement groups in the United States include cash customers, private insurance, Medicare, Medicaid and Workers’ Compensation insurance. We have obtained the billing codes, National Drug Codes (“NDC”) and Average Wholesale Prices (“AWP”) for both our medical food products and convenience-packed pharmaceutical products, which enable our products to be submitted for insurance reimbursement. The NDC is a unique product identifier used in the United States for drugs intended for human use. The Drug Listing Act of 1972 requires registered drug establishments to provide the Food and Drug Administration (FDA) with a current list of all drugs manufactured, prepared, propagated, compounded, or processed by it for commercial distribution. Drug products are identified and reported using the NDC. The NDC numbers and AWP pricing have been accepted by the registration authorities and are included in the listings of the major drug databases, including First DataBank, Medispan, Red Book and the FDA NDC database.

Medicare

Department of Health and Human Services data show that, as of February 16, 2010, approximately 41.8 million (90%) of the 46.5 million eligible Medicare beneficiaries, had drug coverage. The total number of beneficiaries in a Medicare Part D plans was 27.7 million (60%), including 17.7 million beneficiaries (38%) in stand-alone prescription drug plans and 9.9 million (21%) in Medicare Advantage drug plans. Another 14.2 million beneficiaries (31%) had coverage from either employer or union retiree plans including FEHB and TRICARE (8.3 million, or 18%) and drug coverage from the VA and other sources (5.9 million, or 13%). About 4.7 million Medicare beneficiaries (10%) had no drug coverage.

The Medicare Part D drug benefit shifted spending from the private sector and Medicaid to Medicare, making Medicare the nation’s largest public payer of prescription drugs (from 7% in 2005 to 60% in 2008). Medicare prescription drug spending as a share of total US prescription spending rose from 2% in 2005 to 22% in 2008. Medicare prescription drug spending totaled $52.1 billion in 2008, an increase of 13% over 2007.

Medicaid

Medicaid is the joint federal-state program that pays for medical assistance to 60 million low-income individuals and is the major source of outpatient pharmacy services to the nonelderly low-income population. Although prescription drugs is an optional service, all state Medicaid programs cover prescription drugs for most beneficiary groups, although there are important differences in state policies with regard to copayments, preferred drugs, and the number of prescriptions that can be filled. Since January 1, 2006, states have been required to make payments to Medicare to help finance Medicare drug coverage for those who are dually eligible for both Medicare and Medicaid. We currently intend to enter the Medicaid marketplace through our proprietary billing system provided by CCPI

Workers’ Compensation

The workers’ compensation market operates differently than the Medicare and commercial insurance markets. Injured workers are covered, in general, by state-administered workers’ compensation policies. The workers may select their own physician. Initial claims for reimbursement of professional and prescription expenses can be paid within 45 days but many claims are subject to a long collection cycle that may last in excess of four years. CCPI maintains an active claims submission and collection department. In 2009, according to National Council of Compensation Insurance, the national premium for workers compensation carriers was $34 billion.

While ultimate collectability of workers’ compensation claims is very high, most workers’ compensation claims are denied on first claim attempt and can take from 45 days to in excess of four years from the initial submission of a claim to collect. The initial denial begins a process of correspondence designed to clear denial objections, submission of workers’ compensation lien filings against insurer settlements on behalf of physicians and settlement hearings, which denial and appeal process is more thoroughly described elsewhere in this report.

Highlights of Growth Strategy

We believe that we can grow our business using the following strategies:

•	Leverage proprietary technology to create, distribute, market, and provide insurance reimbursement for prescription products that encompass prescription medical food, convenience-packed pharmaceutical products and generic and branded drugs .

Our products are routinely reimbursed by third party payers such as private insurance, workers compensation and Medicare. Products are distributed primarily through dispensing physicians and selected pharmacies. In the physician dispensing environment revenues are redirected from reimbursement to pharmacies to the physician who is acting as both the prescriber and the dispenser of medical therapies.

•	Expand internal sales distributions and expand the Physician Office Distribution (POD)

The POD channel sells directly to physicians, who profit by prescribing and dispensing medical foods products, convenience packs and generic and branded pharmaceuticals. Current pricing pressure on healthcare insurance reimbursements have made physicians extremely receptive to carrying our products, which, in addition to their therapeutic value and scientifically-validated efficacy, provide much desired additional income for the physician.

•	Nursing Homes.

The Company entered into a distribution agreement in August 2011 with Kalisthenics, Inc., which agreement was amended in September 2011 that calls for an initial minimum annual purchase of $8 million of the Company’s medical food products for sale to nursing homes on an exclusive basis in California. The agreement has an initial term of five years and can be renewed for an additional five years. Exclusivity is contingent on the distributor meeting the annual minimum purchase amount. The product discounts specified in the agreement are contingent on timely payment for all products shipped and invoiced. If such payments are not made per terms specified in the agreement the discounts will not apply and product pricing will be based on the Company’s published average wholesale price (“AWP”). In November 2011 this agreement was assigned to JI Medical, Inc. (doing business as Ramat Medical).

On April 6, 2012, TMP entered into an agreement with Rx Meds LLC for sales of TMP products in Long Term Care facilities in 9 states: NY, NJ, CT, PA, MA, IL, OH, TX and FL. Rx Meds will act as exclusive independent brokers paid on a commission basis. Rx Meds commission is based on the price the product is sold, with a minimum net revenue to TMP after payment of all Medicare/Medicaid rebate fees and commissions. The agreement does not preclude distributors from selling product in the nine states to customers. Rx Meds may also work as brokers in other states with the exception of California, but on a nonexclusive basis.

Military (Wounded Warriors, hospitals, VA).

TMP initiated a study involving military veterans who had served in the First and Second Gulf Wars and now suffer with post-traumatic stress syndrome (“PTSD”), a condition that has been difficult to treat. The study was an open label protocol looking at PTSD patients given Sentra am and Sentra pm. Primary and secondary outcomes used several standardized questionnaires, captured via an online platform. The study began upon enrollment in August, 2011. Twenty five subjects completed the study by December, 2011 and an interim analysis was performed. Patients showed a statistically significant improvement in all primary outcomes of a magnitude such that the safety monitoring committee for the study appointed by the Company stated that it was no longer ethical to withhold treatment because of the positive results. Publication of the study is pending.

Expand international sales through partners and distributors.

We currently market four products into Japan and have recently signed an exclusive distribution agreement for the sale of our proprietary products into the Middle East region.

•	Expand our reach into the PPO insurance and Medicare markets.

We have been heavily reliant on the worker’s compensation insurance market that provides reimbursement through both distributors and internally-managed physician accounts. Payment protocols under the workers compensation system delay payment up to four years or longer for reimbursement. The Medicare and private insurance markets generally reimburse in 20 to 60 days from the date that the bill is submitted, which would improve cash flow considerably. The market for patients with private insurance and Medicare is dramatically larger than the workers compensation market alone.

•	Clinical Trials.

As additional clinical trials are conducted to support the scientific basis of prescribing our products in conjunction with generic and branded pharmaceuticals the plan is to demonstrate the ability to increase effectiveness, reduce total cost of treatment, and reduce the attenuation of drugs while reducing the dangerous side effects of some drugs. It is estimated that more than 130 convenience-packed products can be created based on current products. The patent application for convenience packed products cites 136 different variations. In 2010 we were awarded three grants under the U.S. Government’s Qualifying Therapeutic Discovery Project (QTDP) program established under Section 48D of the Internal Revenue Code. Our grant awards were specifically related to the applications submitted for our research and development efforts addressing the nutritional management of diseases with safe, therapeutic formulations sourced from bioactive compounds and co-administered with generic drugs.

•	Increase capacity.

We expanded our corporate office space by 2700 square feet in 2009 to facilitate increased employee staffing for CCPI and our marketing of both branded and generic pharmaceuticals. We introduced a line of generic and branded pharmaceutics to our physician clients in July 2010. We now offer 151 generic and seven branded pharmaceuticals. This component of the business is rapidly growing. We obtain the generic and branded drug products from wholesale drug distributors who ship directly to our clients.

•	Acquisition of complementary businesses.

In order to expand our product and service offerings and grow our business by reaching new customers, we may acquire businesses that we believe are complementary.

Products and Services

Medical Foods

Medical foods are a distinct product category — different from both drugs and from dietary supplements — regulated by the FDA. The medical food category, defined by the Orphan Drug Act of 1988 and an FDA regulation, includes such criteria as: specially formulated, administered orally, with on-going physician supervision, and intended for patients with a disease or abnormal condition characterized by a distinctive nutritional requirement or metabolic imbalance. The precise statutory definition is as follows: “The term “medical food” means a food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.”

The FDA’s May 2007 Guidance for Industry states “The term medical food is defined in section 5(b) of the Orphan Drug Act. The term ‘medical food’ does not pertain to all foods fed to sick patients. Medical foods are foods that are specially formulated and processed (as opposed to a naturally occurring foodstuff used in a natural state) for the patient who is seriously ill or who requires the product as a major treatment modality. Medical foods are only for a patient receiving active and ongoing medical supervision wherein the patient requires medical care on a recurring basis for, among other things, instructions on the use of the medical food.” [Emphasis added.]

Medical foods must make a documented claim for the dietary management of a particular disease or condition, based on meeting the particular nutritional requirements of a specific. A medical food may not be intended for a condition that may be addressed by merely a change in the diet, e.g., a gluten-free diet for gluten sensitivity. Because they are highly specialized foods — and not dietary supplements — they are not exempt from the GRAS requirements The term GRAS means Generally Recognized as Safe. It is a term that the FDA uses to designate ingredients for food as safe for use without further testing or review. The FDA maintains lists of such GRAS ingredients both the form and dose. Ingredients in Medical Foods must be GRAS. Accordingly, all the ingredients in PTL products must be GRAS. This is the basis for the FDA’s position that medical foods do not require pre-approval. In addition, it is the GRAS designation that substantially reduces the development cost of PTL products. The largest proportion of expenditures for drug development is used to estimate safety since proving safety depends on the relative risk i.e. 1 in 100 adverse rate versus 1 in 1,000,000. Finding a 1 in 1,000,000 adverse event is very expensive but necessary if 20,000,000 people will take the drug. The primary ingredients in PTL products are amino acids that are GRAS. Thus, all of their ingredients must either have GRAS status or be FDA-approved food additives. Medical foods currently marketed in the United States include products for inborn errors of metabolism and nutrient management of such conditions as healing from burns, osteoporosis, AIDS, and kidney disease. In some cases a medical food may provide the sole nutrient/ food for a patient (e.g., a throat cancer victim). Medical foods are administered both in hospitals and in clinical practice, out-patient settings.

We have developed proprietary medical food formulations based on our patented Targeted Cellular Technology, or TCT. The unifying foundation of our products is a focus on managing diseases and disorders caused in whole or in part by changes in nutritional requirements related to specific diseases that result in functional neurotransmitter depletion. These core medical food products are related to the production of the chemical messengers that are known as neurotransmitters. Neurotransmitters are intimately involved in the disease process and can be modulated through medically supervised nutritional management. Many pharmaceutical agents also operate through a neurotransmitter mechanism. Pharmaceutical agents act by blocking or manipulating neurotransmitter pathways, such as selective serotonin re-uptake inhibitors (SSRIs). Many diseases create accelerated utilization of certain nutrients that are not able to be replaced by the normal diet alone. Functional depletion of neurotransmitters is also associated with injury, prescription drug use, stress, and chemical exposure. Our medical foods are effective for the dietary management of such conditions by supplying the specific and distinctive nutrients that the patient needs.

Medical foods do not require approval from the FDA before marketing, thereby reducing the entry cost significantly compared to pharmaceuticals using neurotransmitter mechanisms. We market our medical foods as prescription-only products, requiring a physician prescription. Our products cannot be marketed directly to consumers, but must — in contrast to over-the-counter products — have continuous physician supervision, which we enforce with our prescription-only labeling appellation, and sale and distribution only through physicians and pharmacies.

The manufacture of our medical foods is outsourced in its entirety under a contract that was extended for an additional five years in December 2011 . We currently market nine core medical food products listed below, each of which have a shelf life of three years.

Disease Management with Medical Foods
AppTrim	Metabolic Syndrome, morbid obesity
AppTrim-D	Metabolic Syndrome, morbid obesity
GABAdone	Sleep Disorders associated with anxiety
Hypertensa	Hypertension, borderline hypertension
Lister-V	Viral infections
Sentra AM	Cognitive disorders, fatigue, fibromyalgia
Sentra PM	Sleep disorders associated with depression
Theramine	Pain syndromes and inflammatory disorders
Trepadone	Osteoarthritis, joint disorders
Theramine®

Our product, Theramine accounts for more than 41.1% sales. Pain is a complex process that is mediated by neurotransmitters which transmit signals originating from a pain-inducing stimulus to specific centers in the brain where it is perceived. Pain is exacerbated by the presence of inflammation which increases sensitivity to pain-inducing stimuli. Patients with pain syndromes benefit from increased availability of the specific neurotransmitters involved in modulating the pain process complemented by antioxidants and anti-inflammatory agents that reduce inflammation. Theramine is formulated to provide specific neurotransmitters with well-defined roles in the modulation of pain and a blend of antioxidants, anti-inflammatory agents, and immunomodulators to moderate the effects of inflammation on the pain response.

Theramine provides neurotransmitters that address the pain cycle and the inflammatory cascade and target the neurotransmitters nitric oxide, GABA, serotonin and glutamate that have primary effects on inhibition of pain cycles. Theramine also targets the inflammatory cascade through the histidine/histamine axis, which provides anti-inflammatory ACTH release from the pituitary gland, with subsequent release of anti-inflammatory molecules. Theramine results in inhibition of the inflammatory cascade at its proximal portions. Thus, the complete cascade of the inflammatory systems is inhibited, including anti-inflammatory prostaglandins and T cell long-term inflammatory markers. NSAIDS such as ibuprofen, naproxen and Celebrex inhibit only prostaglandins.

In 2009, we completed a double-blind-controlled trial of patients with chronic established back pain. In this trial, Theramine was compared to naproxen both alone and with co-administration of the two agents. Theramine was shown to be more effective than naproxen in reducing back pain, and the two agents were better than naproxen alone. In addition, this trial showed that Theramine reduced the inflammatory marker C-reactive protein, while naproxen in low dose actually increased inflammatory markers. Reduction of back pain, using the Roland Morris index, was more than 76%, compared to no change with low dose naproxen.

The Company has recently completed a double blind controlled trial of Theramine and Ibuprofen in 128 patients with chronic established back pain. There were three groups randomly assigned treatment. The groups included ibuprofen 200 mg daily alone, Theramine two capsules twice daily and Theramine with ibuprofen. The study duration was 28 days per patient. Ibuprofen reduced back pain by 20%, Theramine by 60% and Theramine with ibuprofen by over 80%. Ibuprofen increased both C - reactive protein and interleukin-6 while Theramine reduced these inflammatory markers. Ibuprofen inhibited amino acid uptake reducing amino acid turnover while Theramine improved amino acid uptake. Ibuprofen treatment increased the need for increased amino acid administration while Theramine improved amino acid utilization. Ibuprofen increased the nutritional requirement of back pain syndromes.

These data indicate that Theramine is both a potent pain reduction agent and an inhibitor of inflammation. The double-blind placebo-controlled data show there is no significant side effects of Theramine . We also completed an analysis of gastrointestinal hemorrhage associated with Theramine administration. A significant complication of the use of non-steroidal anti-inflammatory agents such as naproxen and ibuprofen is gastrointestinal hemorrhage that are expensive to treat and can cause death. We have shown that in more than 63 million daily doses of Theramine alone or in combination with other pain agents such as non-steroidal anti-inflammatory agents there has not been a single reported case of gastrointestinal hemorrhage. The expected incidence of such events in this cohort would have been between 400 and 4000 gastrointestinal hemorrhages. The elimination or significant reduction of gastrointestinal hemorrhage when Theramine is used compared to use of non-steroidal anti-inflammatory agents such as naproxen and ibuprofen could significantly reduce health care costs.

In addition to Theramine, which is our leading product in terms of sale, the products Sentra PM and GABAdone that address chronic sleep disorders are second and third in terms of product sales. These two products elicit the production of serotonin, acetylcholine and GABA, the primary neurotransmitters responsible for the initiation and maintenance of sleep. The concentrations and proportion of the formula do not result in morning grogginess or memory loss common with the use of pharmaceutical sleep aids. A significant portion of Company sales arise from Sentra AM , a product that increases acetylcholine, the central neurotransmitter associated with alertness, cognitive function and memory. It is also a central neurotransmitter associated with amelioration of the symptoms of fibromyalgia.

Convenience-Packed Products

We have developed 48 convenience-packed products consisting of medical foods formulations and generic pharmaceuticals, which physicians can prescribe and dispense together to optimize drug dosages and achieve a therapeutic effect, while reducing drug side effects and costs. A convenience-packed product is a box containing a 30-day supply of a generic pharmaceutical and a 30-day supply of a medical food product. The box is appropriately labeled and contains separate plain-English inserts providing patient information about the generic pharmaceutical and the medical food.

Following the receipt of the FDA warning letter on April 8, 2010 and to facilitate discussions with the FDA, we voluntarily stopped providing completed convenience packs. Instead, we supplied the components of the convenience packs to our physician clients and they could dispense the components packaged together to their patients. We provide our physician clients an appropriately labeled box containing the medical food product and a package insert. The physician purchases the pharmaceutical and assembles the convenience pack at the time of dispensing. The PDRx system prints the box label and patient instructions. After we stopped assembling convenience-packed products, sales of individual medical foods and pharmaceutical products rose to make up for the loss of sales of convenience packs and our overall revenue was not impacted. As of the date of this report, we continue to provide the components of the convenience packs to our physician clients and they assemble the convenience packs for their patients. We have found that providing the various components and permitting our physician clients to assemble the convenience packs at the time they are dispensed to the patient is more convenient and cost effective. For a more complete discussion of the FDA warning letter and the Company’s relations with the FDA with respect to the FDA warning letter, please see the section of this report titled “ Business — Government Regulation — FDA Warning Letter ”.

Our convenience-packed products include therapies for pain syndromes, sleep disorders, hypertension, viral infections and metabolic syndrome. Three double blind controlled trials have been performed on these products with positive results showing that adjunctive therapy with a medical food product can reduce the drug dose while maintaining efficacy and reducing side effects The use of pharmaceutical agents co-administered with medical foods allows the physician to select the optimal dose of the pharmaceutical. These double blind controlled trials yielded positive results in the areas of chronic, established back pain and sleep disorders. In these trials, drug side effects were reduced at the low drug doses and the potential for gastrointestinal hemorrhage was also reduced when NSAIDS were used as part of the convenience pack with the medical food Theramine. The convenience packed drugs are within the FDA-approved label dose. These convenience packs are registered in the FDA National Drug Code (NDC) database and all convenience-packed products have been routinely reimbursed by third party payers.

The results of one of the Theraproxen trials have been published in the November 2010 edition of the American Journal of Therapeutics , and publication of the results of the other two trials is planned in the immediate future.

The results of a clinical trial on a stand-alone medical food product, GABAdone, were published in American Journal of Therapeutics in the March/April 2010 issue in an article titled “A Randomized, Placebo-Controlled Trial of an Amino Acid Preparation on Timing and Quality of Sleep.”

The following table illustrates our 48 convenience packs.

CONVENIENCE PACK	INDICATION	MEDICAL FOOD	GENERIC DRUG	BRAND NAME OF DRUG (FOR REFERENCE PURPOSES ONLY)
1 Appbutamone	Metabolic Syndrome	AppTrim	bupropion	Wellbutrin
2 Appbutamone – D	Metabolic Syndrome	AppTrim – D	bupropion	Wellbutrin
3 Appformin	Metabolic Syndrome	AppTrim	metformin	Glucophage
4 Appformin – D	Metabolic Syndrome	AppTrim – D	metformin	Glucophage
5 Gabavale-5	Sleep a/o Anxiety	GABAdone	diazepam	Valium
6 Gabazolamine	Sleep a/o Anxiety	GABAdone	alprazolam	*Xanax
7 Gabazolpidem-5	Sleep a/o Anxiety	GABAdone	zolpidem	Ambien
8 Gabazolamine-0.5	Anxiety	GABAdone	alprazolam	*Xanax
9 Gabitidine	Sleep a/o Anxiety w/GI	GABAdone	ranitidine	Zantac
10 Gaboxetine	Sleep a/o Anxiety	GABAdone	fluoxetine	Prozac
11 Hypertenevide-12.5	Heart Failure/Hypertension	Hypertensa-90	carvedilol	Coreg
12 Hypertenipine-2.5	Hypertension	Hypertensa-90	amlodipine	Norvasc
13 Hypertensolol	Hypertension	Hypertensa-90	metoprolol	Lopressor
14 Lytensopril	Hypertension	Hypertensa	lisinopril	Zestril
15 Lytensopril-90	Hypertension	Hypertensa-90	lisinopril	Zestril
16 Prazolamine	Muscle Spasms	Theramine	carisoprodol	Soma
17 Rimantalist	Viral Infection	Lister V	rimantadine	Flumadine
18 Senophylline	Cognitive Disorders	Sentra AM	theophylline	Quibron-T
19 Sentradine	Sleep a/o Depression w/GI	Sentra PM	ranitidine	Zantac
20 Sentraflox AM-10	Mood Disorders	Sentra AM	fluoxetine	Prozac
21 Sentralopram AM-10	Depression	Sentra AM	citalopram	Celexa

22 Sentravil PM-25	Sleep a/o Depression	Sentra PM	amitriptyline	Elavil
23 Sentrazolam AM-0.25	Anxiety/Mood Disorders	Sentra AM	alprazolam	*Xanax
24 Sentrazolpidem PM-5	Sleep a/o Depression	Sentra PM	zolpidem	Ambien
25 Sentroxatine	Sleep a/o Depression	Sentra PM	fluoxetine	Prozac
26 Strazepam	Sleep a/o Anxiety	Sentra PM	temazepam	Restoril
27 Therabenzaprine-60	Muscle Spasms	Theramine	cyclobenzaprine	Flexeril
28 Therabenzaprine-90	Muscle Spasms	Theramine	cyclobenzaprine	Flexeril
29 Therabenzaprine-90-5	Muscle Spasms	Theramine	cyclobenzaprine	Flexeril
30 Theracodeine-300	Pain	Theramine	codeine/acetaminophen	Tylenol #3
31 Theracodophen-Low-90	Pain	Theramine	hydrocodone/acetaminophen	Vicodin 5
32 Theracodophen-325	Pain	Theramine	hydrocodone/acetaminophen	Norco – 10
33 Theracodophen-650	Pain	Theramine	hydrocodone/acetaminophen	Lorcet
34 Theracodophen-750	Pain	Theramine	hydrocodone/acetaminophen	Vicodin ES
35 Therafeldamine	Inflammation and Pain	Theramine	piroxicam	Feldene
36 Therapentin-60	Nerve Pain	Theramine	gabapentin	Neurontin 300
37 Therapentin-90	Nerve Pain	Theramine	gabapentin	Neurontin 300
38 Theraprofen-60	Inflammation and Pain	Theramine	ibuprofen	Motrin 600
39 Theraprofen-90	Inflammation and Pain	Theramine	ibuprofen	Motrin 600
40 Theraprofen-800	Pain	Theramine	ibuprofen	Motrin
41 Theraproxen	Inflammation and Pain	Theramine	naproxen	Naprosyn
42 Theraproxen-90	Inflammation and Pain	Theramine	naproxen	Naprosyn
43 Theraproxen-500	Inflammation and Pain	Theramine	naproxen	Naprosyn
44 Theratramadol-60	Pain	Theramine	tramadol	Ultram
45 Theratramadol-90	Pain	Theramine	tramadol	Ultram
46 Trazamine	Sleep a/o Depression	Sentra PM	trazadone	Desyrel
47 Trepoxen-250	Osteoarthritis	Trepadone	naproxen	Naprosyn
48 Trepoxicam-7.5	OA/ Rheumatoid Arthritis	Trepadone	meloxicam	Mobic

PDRx Software Dispensing Program

We have developed a proprietary computer-based dispensing solution that facilitates physician dispensing, provides inventory control and regulatory reporting. The dispensed products include medical foods and generic pharmaceuticals. The proprietary system, “ PDRx ,” is based on a cloud computing system that directly communicates dispensing data from the physicians’ offices to our management servers. Cloud computing is a technology that uses the internet and central remote servers to maintain data and applications. Cloud computing allows businesses to use applications without installation and access files at any computer with internet access. This technology allows for much more efficient computing by centralizing storage, memory, processing and bandwidth while remaining in compliance with all laws and regulations relating to protected health information.

The PDRx cloud computing physician management system consists of two components: hardware consisting of a “Thin Client” network terminal, printer and bar code scanner, and PDRx, a proprietary software application that is administered from the Company’s servers.

Each physician purchases from us a “Thin Client” device directly connected to our servers. A “Thin Client” device is an internet portal terminal. It resembles a computer but has minimal memory and no hard drive. The “Thin Client” connects each physician to our central servers, on which all data concerning the physician’s dispensing and billing are kept. The PDRx software remains on Company servers and remains the property of the Company. These central servers are used to serve multiple clients such that a change in PDRx will be reflected immediately on all “Thin Client” devices. This system also allows information to be delivered directly to us for purposes of future sales and educational content. Each physician’s use of controlled substances is documented and reported to the Drug Enforcement Administration as required by law. No fee is charged for the use of the PDRx software. Although the Company derives no revenue from a physician client’s use of the PDRx software, it enables CCPI to more efficiently process claims on behalf of a physician client.

A physician’s office can dispense a one-month supply of medications complete with dispensing label and patient instructions in approximately ten seconds. We have automatic surveillance programs that monitor physician dispensing rates and inventory. Using a max-min system, we can then generate a flag to physicians to reorder product as necessary. The growth of this distribution network has accelerated during the last twelve months, and we are currently adding between three and eleven physician groups per month. There are currently approximately 150 physician groups that are now using the PDRx system.

Billing and Collections

CCPI is our wholly-owned subsidiary that provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance, Medicare, and workers’ compensation insurance. CCPI retains a percentage of all collections made for claims made on behalf of physicians in accordance with our billing services agreement and recognizes revenue upon collection of the claim. CCPI’s billing and collection services aid the physician in obtaining reimbursement for dispensed products. The physician is entitled to the residual amount of a claim after deducting CCPI’s fee and TMP’s product invoice. This business model allows physicians to participate in the revenue stream from dispensing of pharmaceuticals. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. The following two patent applications for this process have been submitted:

1. US Pat. Application. No. 11/804,085 (pending) Filing date: May 17, 2007 Status: Request for Continued Examination and Response to office action filed on December 27, 2010. The Company is expecting a communication from the USPTO on or before May 2012.

2. US Pat. Application. No. 12/966,720 (pending) Filing date: December 13, 2010 Status: The company received an office action and is preparing a response to the office action to be filed on or before June 22, 2012. The functional utility of this system is currently protected by trade secret.

Diagnostic Testing

Laboratory Industry Services, a division of our company, is a certified “Independent Diagnostic Testing Facility” that performs the technical analysis of certain diagnostic procedures in both the clinical setting and as a physiologic laboratory for research applications. Founded in 1996, LIS has developed proprietary software applications for measuring autonomic nervous system function and assessment of cardiac risk from drugs that prolong the QT interval and thereby increase the risk of cardiac arrhythmia. In electrocardiography the QT interval is a measure of the time between the start of the Q wave and the end of the T wave in the heart's electrical cycle. In general, the QT interval represents electrical depolarization and repolarization of the left and right ventricles. A prolonged QT interval is a biomarker for ventricular tachyarrhythmias and a risk factor for sudden death. This measurement is used to determine drug safety.

These systems have been used in the development of our products to provide measurable physiological end points that ensure safety and efficacy. LIS provides services to clinicians, the pharmaceutical industry and governmental entities in research trials.

LIS receives insurance reimbursement from private insurance and Medicare specifically for the technical component of the analysis of each test when tests are performed for patients referred from clinical practice. When LIS contracts with research facilities, a set price is agreed upon prior to the start of each study reflecting the complexity and data analysis of each study. Recently, LIS has performed a large study for the Veteran’s Administration examining autonomic nervous system activity in Gulf War veterans. The result of a similar study performed by us on Gulf War I veterans was published in the American Journal of Medicine in October 2004.

Generic and Branded Pharmaceutical Distribution Line

We introduced our generic and branded pharmaceutical distribution line in July of 2010 and now offer 151 generic products and seven branded products, which have shelf lives ranging from two to three years. Physician clients who dispense drugs at the point of care use a formulary of therapeutic agents that they utilize on a regular basis depending upon their medical specialty. The Company sells these drugs to the physicians who take the usual pharmacy markup and sell them to the patient. We increased the number of drugs that we provide in 2010 and added seven branded drugs for specialized use. According to an article entitled “ The Use of Medicines in the United States: Review of 2010 ” published in April 2011 by the IMS Health Inc., generic pharmaceuticals accounted for 78% of retail prescriptions in 2010, up from 63% in 2006. In addition, spending on branded pharmaceuticals fell .7% in 2010 while spending on generic pharmaceuticals rose 21.7%.

The following is a glossary of certain industry terms used in the description of our business in this report.

Inflammation cascade: Inflammation is the end-result of these inflammatory responses comprised of various physiologic reactions occurring in the body in its response to an injurious agent (e.g. viruses, microbes, mechanical or chemical trauma, etc.). These reactions include proximal vasodilation while distal constriction of blood vessels, increased leukocytic migration and activity, seepage of plasma proteins, increased sensitivity to pain with the increased release of bradykinin, and other chemicals by specialized cells.

Inflammatory cascade through the histidine-histamine axis: The amino acid histidine is converted to the neurotransmitter histamine. In the brain, the histamine stimulates the pituitary gland to produce ACTH that initiates the cortisol anti-inflammatory initiator

The Oswestry Disability Index: This is a commonly used outcomes measurement tool for assessing the disabling effects of lumbar spinal disorders.

Roland-Morris Disability Questionnaire: This is a commonly used outcomes measurement tool for assessing the disabling effects of lumbar spinal disorders.

QT-Interval: In electrocardiography the QT interval is a measure of the time between the start of the Q wave and the end of the T wave in the heart's electrical cycle. In general, the QT interval represents electrical depolarization and repolarization of the left and right ventricles. A prolonged QT interval is a biomarker for ventricular tachyarrhythmias and a risk factor for sudden death. This measurement is used to determine drug safety.

Technology and Intellectual Property

Proprietary Technology

The proprietary Targeted Cellular Technology ® (“TCT”) platform allows reduced concentrations of amino acids to generate effective amounts of nerve and brain cell messengers, known as neurotransmitters, to target specific cells in the body to optimize cell function. Amino acids are the building blocks of protein that allow the body to produce these neurotransmitters that regulate most bodily functions. Increasing the body’s own neurotransmitter production allows for improved sleep function, improved cognitive function, mitigation of pain, blood pressure regulation, improved lung function, appetite regulation and amelioration of complex medical syndromes with minimal potential for adverse effects. Our medical food products have effects similar to drugs in addressing the specific accelerated nutritional requirements of diseases. These products can be administrated alone or with traditional pharmaceuticals under medical supervision. Six years of clinical use and three double blind clinical trials have demonstrated that the adjunctive use of a medical food product with a traditional pharmaceutical can provide optimum drug dose that conforms to the lowest FDA labeled dose. We have received six patents on the TCT process and have nine pending patent applications covering our TCT technology, and we maintain trademarks, trade secrets, and proprietary methods, as further set forth below.

Patents

The nutrient-based and pharmaceutical product development process involves extensive trade secrets and pending and issued patent protections. The patents related to the Targeted Cellular Technology platform were assigned from the inventors, Elizabeth Charuvastra, RN and William Shell M.D., who are also, respectively, former Chairman of our Board of Directors and our Chief Executive Officer.

The Company filed three patent applications at the USPTO covering technology for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Specifically, these three patent applications cover compositions and methods for augmenting and sustaining amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Further, these three patent applications include additional disclosure covering other embodiments for stimulating in vivo differentiation of stem and progenitor cells to produce additional tissue and cell types.

We currently own, or have exclusive rights to, the following issued patents and pending patent applications:

Pat. No./App. Serial No.	Title	Owner	Product(s)/Product Candidate(s)	Expiration
7,674,482 (USA)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	Targeted Medical Pharma, Inc.	Medical foods for producing acetylcholine and serotonin for improved sleep	3/22/2026
7,601,369 (USA)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for enhancing epinephrine and norepinephrine neurotransmitter activity	8/27/2022
7,595,067 (USA)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for stimulating nitric oxide production and white blood cell production for improved antiviral activity	8/27/2022
7,582,315 (USA)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for enhancing serotonin neurotransmitter activity	8/27/2022
7,585,523 (USA)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for enhancing acetylcholine neurotransmitter activity	8/27/2022
4719832 (Japan)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Composition for stimulating nitric oxide production and white blood cell production in order to produce antiviral activity	8/18/2023
03791695.4 (Europe pending)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for enhancing neurotransmitter activity	N/A (1)
2010-79658 (Japan pending)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Omnibus claim commensurate with specification	N/A (2)
07753759.5 (Europe pending)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	Targeted Medical Pharma, Inc.	Composition for use in a method for the treatment of viral infections by stimulating nitric oxide and white blood cell production	N/A (3)
2009-501565 (Japan pending)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	Targeted Medical Pharma, Inc.	Medical food for enhancing neurotransmitter activity	N/A (4)
11/804,085 (USA pending)	System and method for submitting medication claims by point-of-care physicians	Targeted Medical Pharma, Inc.	CCPI claims billing and processing of medication claims by point-of-care physicians	N/A (5)

Pat. No./App. Serial No.	Title	Owner	Product(s)/Product Candidate(s)	Expiration
12/966,720 (USA pending)	System and methods for submitting medication claims by a point-of-care physicians	Targeted Medical Pharma, Inc.	CCPI claims billing and processing of medication claims by point-of-care physicians	N/A(6)
2003/025955 PCT	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for enhancing acetylcholine neurotransmitter activity. Method for enhancing epinephrine and norepinephrine neurotransmitter activity. Method for enhancing serotonin neurotransmitter activity.	N/A (7)
2007/007157 PCT	Composition and method for potentiating pharmaceuticals with amino acid based medical foods	Targeted Medical Pharma, Inc.	Medical foods for producing acetylcholine and serotonin for improved sleep.	N/A (8)
13/115,963 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce red blood cells.	N/A (9)
13/115,965 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce growth hormone.	N/A (10)
13/115,967 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce testosterone.	N/A (11)
2012/ PCT	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce red blood cells.	N/A(12)
2012/ PCT	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce growth hormone.	N/A(13)
2012/ PCT	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce testosterone.	N/A(14)

(1)	The Company’s foreign counsel in Europe report that the patent application is in good order, but that they are unable to provide a timeframe for the examination of this patent application at this time.

(2)	The Company paid the examination fee on March 23, 2011 and their foreign counsel in Japan report that they have received no further communications from the Japanese Patent Office (“JPO”) relating to this patent application at this time, and that they are unable to provide a timeframe for examination of this patent application in Japan at this time.

(3)	The Company’s foreign counsel in Europe report that the patent application is in good order, but that they are unable to provide a timeframe for the examination of this patent application at this time.

(4)	The Company expects to receive a communication from the Japanese patent office on or before June 30, 2012.

(5)	The Company is expecting a communication from the USPTO on or before May 2012.

(6)	The company received an office action and is preparing a response to the office action to be filed on or before June 22, 2012.

(7)	This PCT patent application is abandoned. All desired national and regional patent applications claiming benefit to this PCT patent application have been filed and are listed above.

(8)	This PCT patent application is abandoned. All desired national and regional patent applications claiming benefit to this PCT patent application have been filed and are listed above.

(9)	The Company expects to receive a communication from the USPTO on or before July 25, 2012

(10)	The Company expects to receive a communication from the USPTO on or before July 25, 2012

(11)	The Company expects to receive a communication from the USPTO on or before July 25, 2012

(12)	PCT patent application including claims of pending US Patent Application No. 13/115,963. Awaiting filing documentation. National and/or regional phase patent applications to be filed based on this PCT patent application by November 25, 2013.

(13)	PCT patent application including claims of pending US Patent Application No. 13/115,965. Awaiting filing documentation. National and/or regional phase patent applications to be filed based on this PCT patent application by November 25, 2013.

(14)	PCT patent application including claims of pending US Patent Application No. 13/115,967. Awaiting filing documentation. National and/or regional phase patent applications to be filed based on this PCT patent application by November 25, 2013.

Trademarks

We utilize trademarks on all current products and believe that having distinguishing marks is an important factor in marketing our products. Currently, we have nine U.S. registered trademarks on the principal register at the United States Patent and Trademark Office (“USPTO”) and we have two common law trademarks. These marks are listed below. We believe that having distinctive marks for any additional products that we develop will also be an important marketing characteristic. We have not sought any foreign trademark protection for our products or product candidates at this time. U.S. trademark registrations generally are for fixed, but renewable, terms.

We currently own, or have exclusive rights to, the following registered trademarks:

Registered Trademarks

Registration No./ Serial No.	Mark	Owner	Product(s)/Product Candidate(s)
3010777	TARGETED CELLULAR TECHNOLOGY	Targeted Medical Pharma, Inc.	Medical foods for enhancing neurotransmitter production
3053172	PHYSICIAN THERAPEUTICS	Targeted Medical Pharma, Inc.	Medical foods
3156064	APPTRIM	Targeted Medical Pharma, Inc.	AppTrim-D
3515912	THERAMINE	Targeted Medical Pharma, Inc.	Theramine
3569823	SENTRA AM	Targeted Medical Pharma, Inc.	Sentra AM
3569826	SENTRA PM	Targeted Medical Pharma, Inc.	Sentra PM

Registration No./ Serial No.	Mark	Owner	Product(s)/Product Candidate(s)
3569829	HYPERTENSA	Targeted Medical Pharma, Inc.	Hypertensa
3569820	TREPADONE	Targeted Medical Pharma, Inc.	Trepadone
3569818	GABADONE	Targeted Medical Pharma, Inc.	GABAdone
85/497,368	APPTRIM	Targeted Medical Pharma, Inc.	AppTrim-D

We currently own, or have exclusive rights to, the following common law trademarks:

Common Law Trademarks

Mark	Owner	Product(s)/Product Candidate(s)
PHYSICIAN THERAPEUTICS	Targeted Medical Pharma, Inc.	Wholesale distributorships featuring dietary supplements and medical foods; Wholesale distributor of medical foods and convenience packs
	Targeted Medical Pharma, Inc.	Wholesale distributor of medical foods and convenience packs

Copyrights

We have developed a number of properties that we believe qualify for exclusivity in terms of the U.S. Copyright Act, among them:

Software Programs

•	Digital Echocardiogram Annotation & Automated Reporting: A proprietary program for annotating measurements of the heart from echocardiogram video tapes. Program contains automated transfer to patient specific reports. This program is used internally and not licensed.
•	TheoX: A proprietary program that analyzes distribution of QT interval and heart rate variability data over a 24-hour period. The program is designed to assess risk of potential for lethal cardiac arrhythmias using prolongation of the QT interval as a marker. Used to assess drug safety and contains an automated report system with enhanced graphic images of the EKG. This program is used internally and not licensed.

•	Taos: A proprietary program for annotation of 12-lead electrocardiographic data to measure QT and JT intervals retrospectively. Used internally by Laboratory Industry Services to provide core laboratory services.

•	Lifestyles Obesity Management Software Program: A proprietary program for MS Word that allows physicians to calculate an individual patient’s time to goal weight with a daily calorie prescription to achieve the goal. The program generates a printed report to be provided to the patient and is used in conjunction with the Lifestyles Patient Workbook. This program is distributed to physicians who use our obesity management product, AppTrim .

•	PDRx : PDRx is a proprietary computer system to facilitate point-of-care dispensing in the physician client’s office. The system is a cloud-based system using Citrix interfaces, Hewlett Packard terminals and Microsoft cloud computing software. The dispensing program resides on our virtual servers and is distributed to physicians through virtual desktops using a Citrix system The program operates on a thin client portal, which is a small computer in the physician client’s office dedicated to the PDRx system and allows physicians to dispense medications in their office, track inventory, initiate orders, initiate insurance claims, provide reports to regulatory authorities and manage receivables through our servers. The servers including the virtual servers are located in a hardened datacenter with co-location to our central servers. The co-location of mirrored servers at a dedicated and secured data site provides redundancy and security of dispensing data.

•	CCPI Software: A computer system for initiating, managing and transmitting claims relating to our products to insurance companies. This program has extensive reporting mechanisms for physicians and distributors.

Publications

•	Lifestyles Patient Workbook: Lifestyles Patient Workbook distributed to patients by the physician for use in conjunction with Lifestyles Obesity Management Software Program. This publication is in binder format and contains educational materials related to dietary choices, exercise choices, sample menus, and recipes. Also included is a daily food intake and daily exercise record that is designed to allow the physician to examine a patient’s daily diet.

•	Product Monographs: Each of our products is backed by a detailed product monograph created by clinicians and food scientists that outlines the accelerated nutritional requirements of a particular disease or condition. Extensive peer reviewed references from the published medical and scientific literature are cited.

Medical Foods Manufacturing and Sources and Availability of Raw Materials

We outsource the manufacturing of our medical food products to a cGMP registered producer, Arizona Nutritional Supplements (ANS), under an exclusive contract that automatically renewed for an adiitional five years in December 2011 and will now expire in December 2016. cGMP refers to the current Good Manufacturing Practice Regulations promulgated by the US Food and Drug Administration (FDA) under the authority of the Food, Drug, and Cosmetic Act of 1938. These regulations, which have the force of law, require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. cGMP regulations address issues including recordkeeping, personnel qualifications, sanitation, cleanliness, equipment verification, process validation, and complaint handling. Currently, we provide the manufacturer with a formula and manufacturing specifications. ANS sources and purchases raw ingredients and manufactures the products to our specifications. All raw materials are subject to rigorous testing at the time of acquisition and during the manufacturing process for purity. Stability testing is also performed by the manufacturer. Products are then shipped to the distribution center.

The raw materials used in the manufacture of our medical foods are primarily amino acids, which are used in multiple products and are readily available from various sources. Small amounts of botanicals are used in formulations as co-factors. The raw ingredients for our medical foods are sourced from multiple vendors and we have not experienced any shortages in these materials.

Research and Development

We develop candidate formulas for potential medical food products in a process that involves extensive translational research of the existing medical and scientific literature and their applicability to various diseases. We have developed a database that contains in excess of 150,000 peer-reviewed published articles, which we have extracted from various national and international databases and identified as useful in our process of commercializing developments in neuroscience over the past 30 years.

With the database as the basis for formula development, our team of scientists then develops formulas and manufactures prototypes that undergo laboratory testing for safety and efficacy. One of our strengths is the selection of appropriate and relevant testing methodologies. Once a prototype has been created, a small batch is produced and crossover clinical trials are then performed to assess the ability of the new product to produce neurotransmitters using physiologic endpoints. Double blind controlled trials are then performed. The clinical trials are outsourced to an independent contract research organization (CRO) that indentifies and contracts with independent sites throughout the United States that gather appropriate data. Our Scientific Advisory Board reviews data analysis and supervises writing and publication of trial results. All clinical trials are performed with independent Institutional Review Board (IRB) approval. In addition, all trial protocols are submitted to the FDA for review. However, the FDA does not routinely review the submitted protocols because medical foods and the related studies do not require FDA pre-approval and our products are comprised of ingredients that have been categorized by the FDA as GRAS (i.e., generally recognized as safe).

While there is no pre-approval mechanism at the FDA for medical food products, all such products must have validation of their effectiveness prior to being marketed. Because all medical food products are required to contain ingredients that are GRAS, there are no safety testing requirements. We validate the effectiveness of our products by clinical testing, including double blind, randomized clinical trials.

We file patents for new inventions through our scientists. We also publish both peer-reviewed and internally-generated publications. There are seven pending patent applications including five using TCT technology and two pending patent applications on the billing process. The five pending patent applications using TCT technology are foreign applications to extent the intellectual property protection beyond the United States where these five patents have already been issued.

Our research and development includes performance of early clinical studies and double blind placebo controlled trials. (Studies on therapeutic treatments for pain in human subjects do not permit IRB approval for the use of a placebo arm in clinical trials due to ethics considerations) We maintain an in-house research staff and outsource double-blind trials to an independent clinical research organization. All clinical trials are performed in the United States.

In October 2010, we received an aggregate of approximately $733,000 in grants from the United States federal government under the Qualified Therapeutic Discovery Project (QTDP) tax credit enacted as part of the Patient Protection and Affordable Care Act of 2010. The QTDP tax credit provides companies with a credit or grant of up to 50% of qualified investments made in approved projects in 2010, which permits companies to continue work already in progress. The QTDP tax credit is targeted at biotechnology companies with potential to advance U.S. competitiveness in the fields of medical and biological sciences and likelihood to create high quality and high paying jobs in the United States. A taxpayer may elect to take a grant in lieu of the credit as we did. A qualifying therapeutic discovery project is one that is designed: (i) to treat or prevent diseases or conditions by conducting pre-clinical activities, clinical trials or related activities in an effort to secure product approval by the FDA; (ii) to diagnose or determine molecular factors related to a disease or condition by developing molecular diagnostics to guide therapeutic decisions; or (iii) to develop a product, process or technology to further the administration or delivery of therapeutics. The QTDP credit or grant is in an amount equal to 50% of the qualified investments for a taxable year.

The U.S. Treasury Secretary certified only those projects that showed reasonable potential to develop new therapies that either treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce long-term health care costs in the U.S. or advance the goal of curing cancer within the next 30 years. Applications were reviewed by the Internal Revenue Service and the Department of Health and Human Services. One of the grants we received was for the further development of existing formulas to provide pain relief while reducing the addiction potential of opiates using a generic drug co-administered with a medical food product. The second grant was related to the further development of a product to improve the quality of sleep in the aging population without altering mental clarity and memory using a generic drug co-administered with a medical food product. The third grant related to the further development of a treatment for patients exhibiting symptoms of Gulf War Illness using a generic drug co-administered with a medical food product. Gulf War Illness is a form of brain injury that is associated with neurogenerative disease such as Lou Gehrig Disease and early forms of dementia.

Sales and Marketing

We distribute products through a network of distributors and an internal sales force that sells products directly to dispensing physician clients. There are currently ten distributors selling our products to their networks and four internal sales representatives who sell directly to physicians. Physicians purchase products from PTL for dispensing directly to their patients. Physician Therapeutics also distributes generic and branded pharmaceuticals to physicians in 30-day prepack units that it purchases from wholesalers. This process is referred to as “point-of-care dispensing.” We believe that physicians find these solutions attractive because incorporating these systems into their office work flow can increase efficiency and profitability for the practice, reduce medication errors, improve patient compliance and improve the quality of patient care by reducing drug side effects.

The Company is never reimbursed by insurance companies or governmental agencies. We sell product to physicians and distributors under purchase contracts that hold them responsible for payment for the product. Per that contract, title passes at the point of shipment and invoices are generated upon shipment. If the physician never dispenses the product, he remains responsible for payment of the product either at a discount within terms or at gross invoice amount if beyond terms. Under the Physician Managed Model (“PMM”) and Hybrid Model, all of this remains true with the addition that CCPI acts on the physician’s behalf to submit and collect claims. We call these claims our managed accounts receivable and they are not recorded on our books since they are collectively the receivables of the physician. We maintain a security interest in this managed accounts receivable and our product invoices to the physician are paid from this managed accounts receivable but, even if no claims are ever collected the physician remains responsible for payment. Each month as collections are made from various agencies on behalf of the physician client, we take the amount received for the claim, deduct CCPI’s billing services fee, and deduct the net amount due from the physician for the product on invoices to him from PTL/TMP and the remainder is sent to the physician. If there are insufficient claims to cover product invoices the Company historically has come to mutually acceptable agreements with physician clients whereby the Company retains a portion of the claims reimbursement due to the physician client from CCPI to reduce outstanding balances due from the physician client to the Company. As a result, we have not, to date, exercised our security interest to enforce payment from a physician client.

Our propriety dispensing system, PDRx , allows physicians to dispense prescription products and generic pharmaceuticals directly to patients using the hardware and software provided in the PDRx system rather than by the patient taking a paper prescription to a pharmacy. In addition, physicians can elect to utilize CCPI’s billing and collection services relating to our products to collect reimbursement from private insurance, workers’ compensation or Medicare.

BUSINESS MODEL

Revenue Models

TMP markets medical foods and generic and branded pharmaceuticals through employed sales representatives and independent distributors. Product sales are invoiced upon shipment at Average Wholesale Price (“AWP”), which is a commonly used term in the industry, with varying rapid pay discounts, under four models: Physician Direct Sales, Distributor Direct Sales, Physician Managed and Hybrid.

Revenue Recognition:

Under the following revenue models product sales are invoiced upon shipment:

•	Physician Direct Sales Model (1% of revenue for 12 months ended December 31, 2011): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•	Distributor Direct Sales Model (40% of revenue for 12 months ended December 31, 2011): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the nets invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid models described below, which can take in excess of four years to collect, we have determined that these revenues did not meet the criteria for recognition in accordance with SAB Topic 13, Revenue Recognition. These revenues are therefore required to be recorded when collectability is reasonably assured, which the Company has determined is when the payment is received.

•	Physician Managed Model (48% of revenue for 12 months ended December 31, 2011): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance.

•	Hybrid Model (11% of revenue for 12 months ended December 31, 2011): Under this model, a distributor purchase products from TMP and sell those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance.

In 2011 and 2010, the Company issued billings to Physician Managed and Hybrid model customers aggregating $16.16 million and $15.70 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with these revenues are expensed as incurred. Direct costs associated with these billings aggregating $1.25 million and $1.23 million respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $4.9 million and $3.1 million in 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company had contractual receivables from its Physician Managed and Hybrid model customers totaling $33.8 million and $23.0 million respectively, which are not reflected in the accompanying consolidated balance sheet as of such dates.

CCPI receives no revenue in the physician direct or distributor direct models because it does not provide collection and billing services to these customers. In the Physician Managed and Hybrid models, CCPI has a billing and claims processing service agreement with the physician. That agreement includes a service fee defined as a percentage of collections on all claims. Because fees are only earned by CCPI upon collection of the claim and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time that collections are received.

No returns of products are allowed except products damaged in shipment, which has been insignificant.

The rapid pay discounts to the AWP offered to the physician or distributor, under the models described above, vary based upon the expected payment term from the physician or distributor. The discounts are derived from the Company’s historical experience of the collection rates from internal sources and updated for facts and circumstances and known trends and conditions in the industry, as appropriate. As described in the models above, we recognize provisions for rapid pay discounts in the same period in which the related revenue is recorded. These rapid pay discounts, have typically ranged from 40% to 88% of Average Wholesale Price and we have monitored our experience ratio periodically over the prior twelve months and have made adjustments as appropriate.

Allowance for doubtful accounts:

Under the direct sales to physician and direct sales to distributor models, product is sold under terms that allow substantial discounts (40-88%) for payment within terms. With such substantial discounts, it is rare that an invoice is not paid within terms under these models. We have not experienced any write offs associated with these revenue models.

Under the Company’s physician managed model and hybrid model, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client . Extended collection periods are typical in the workers compensation industry with payment terms extending from 45 days to in excess of four years. The physician remains personally liable for purchases of product from TMP and, during this long collection cycle, TMP retains a security interest in all products sold to the physician along with the claims receivable that result from sales of the products. CCPI maintains an accounting of all managed accounts receivable on behalf of the physician and regularly reports to the physician. As described above, due to uncertainties as to the timing and collectability of revenues derived from these models, revenue is recorded when payment is received therefore no allowance for doubtful accounts is necessary.

In addition to the bad debt recognition policy above, it is also TMP’s policy to write down uncollectible loans and trade receivables when the payer is no longer in existence, is in bankruptcy or is otherwise insolvent. In such instances our policy is to reduce accounts receivable by the uncollectible amount and to proportionally reduce the allowance for doubtful accounts.

A la carte Goods and Services

PTL and CCPI also offer some a la carte goods and services to physicians under all the above described models, such as computer hardware and software that assist in dispensing and billing and other services relating to contracting and business management. These goods and services account for a small percentage of the Company’s overall revenue and business operations.

U.S. Distribution

There are currently 14 distributors selling our products to their networks and six internal sales representative employees who sell directly to physicians. The initial sales of our products were in the California workers compensation market.

Our sales currently are primarily in California, but we also sell to physicians and distributors in Arizona, Kansas, Missouri, South Carolina, Nevada, Pennsylvania, Florida, Washington, Colorado, North Carolina, Oregon, Illinois, Idaho, Maryland, Georgia, Tennessee, Michigan Alabama, and Ohio. The Company has a small presence in each of these states and is actively marketing through either distributors or sales representatives in these statesMarketing efforts entail distribution of updated medical food education materials and product sheets, both in hard copy and online. These materials focus on specific products and discuss context-specific use with accompanying support materials. The Company distributes this information at professional conferences, through direct mail materials, to pain and rehabilitation specialists, sleep centers and skilled nursing facilities. We primarily market to orthopedic surgeons, pain specialists, rheumatologists treating fibromyalgia and physical medicine specialists. With the initiation of physician dispensing and insurance reimbursement into the private insurance market, we have begun to address internal medicine, primary care medicine, and psychiatry, as well.

Marketing plans also include localized, region-specific Web sites for awareness and education about medical foods with links to the Company’s main Web site for more in-depth education. In addition, the Company is preparing press kits, which include information about the Company, management and product backgrounds. The Company is also developing presentations for use in varied mobile applications, such as flash drives, briefing dossiers, conference materials and iPad sales support. In addition, the Company has compiled road show and briefing materials on the Company’s medical food products to be presented by the Company’s Chief Executive Officer and other senior executives to invited medical groups and for one-on-one briefings with media personnel. The Company is also evolving its use of online media through the creation of spall-space advertisements, quick advertisements linking back to the Company’s Web site and for use in targeted online publications.

We have been collecting reimbursement from the workers compensation systems in California and Florida since 2004. Revenue from our physician customers under PMM plus our distributors utilizing CCPI’s services for their physician customers under our Hybrid Model accounts for approximately 59% of our revenue for the year ended December 31, 2011. These customers further account for all new managed claims in 2011 of which 70% were worker’s compensation and 30% were private insurance.

The Company’s initial sales efforts were to physician clients practicing within the workers’ compensation market because of the initial connections made with physicians in that market and because there were existing mechanisms for reimbursement. Workers’ compensation physicians were already performing in office dispensing of drugs and were amenable to introducing a new product line. Since 2009, we have developed a framework, business processes and technical infrastructure for obtaining reimbursement in the much larger commercial insurance reimbursement market. We have found success in this market over the last year and intend to focus our efforts toward this market in the coming year. We believe that we will see the mix of workers’ compensation to commercial move toward a more even split, especially as the Company expands its business out of California. California is one of the only states where physicians have workers’ compensation-only practices. The majority of physicians will treat a mixture of patients covered by various payers. As we expand our business into additional states, we expect to target physicians treating patients covered by private insurance by focusing on media outlets and conferences of particular interest to those types of practices.

Foreign Distribution

We have a contract to distribute products in countries in the Middle East region, including rights we have granted an agent-distributor to distribute into Algeria, Morocco, Tunisia, Bahrain, Egypt, Iraq, Jordan, Kuwait, Libya, Morocco, Oman, Qatar, Saudi Arabia, Sudan, Syria, Tunisia, UAE, Yemen and Turkey. In addition, we have entered into a letter of intent to co-develop a medical food product with a foreign company. Our international activities account for less than 1% of our sales but we expect it to grow in the future.

Japan

We distribute our medical food products as concentrated nutrients in Japan through a local distributor, J-Network, Inc. Certain products were reformulated to meet Japanese regulatory requirements. For example, Japan does not allow the inclusion of 5-hydroxytryptophan in imported therapeutic products, but does accept L-tryptophan, an ingredient that is not acceptable in the United States as a medical food ingredient. Sales to Japan have increased steadily over the last two years from less than $200,000 to approximately $450,000.

The sales contract formerly in place with J-Network, Inc. expired in 2009 and the Company elected not to renew the contract as sales minimums were not being met. The relationship is continuing on a month-to-month basis. J-Networks has a non-exclusive license to sell certain products at the prices charged during the term of the agreement. The cost of product to J-Networks shall be as provided in the pricing schedule, subject to annual increase. J-Networks is not obligated to make any minimum monthly purchases. However, J-Networks will work with the Company to market the products in Japan and ensure it maintains sufficient product on hand to meet demand.

Middle East

In March of 2010, we entered into an Agency Agreement with BioMatrix Pharma Inc. for the sale and distribution of our products into the Middle East Region, exclusive of Israel. Our products are currently in the process of registration in Lebanon and other countries in the region, including Algeria, Morocco, Tunisia, Bahrain, Egypt, Iraq, Jordan, Kuwait, Libya, Morocco, Oman, Qatar, Saudi Arabia, Sudan, Syria, Tunisia, UAE, Yemen and Turkey. The Agency Agreement, dated March 29, 2010 is an exclusive license between the Company and BioMatrix Pharma for the sale of ten (10) medical food formulas into twenty (20) countries located in the Middle East region. TMP granted BioMatrix the right for sale and marketing of the products within the territory. TMP has retained the manufacturing rights and will ship product directly to BioMatrix. TMP has the right to limit exclusivity for the sale and marketing of the products within a particular country in the territory if BioMatrix fails to launch a product within twenty-four (24) months. The products are subject to annual minimum purchasing ordering terms of 5,000 bottles the first year, 12,500 bottles the second year, 17,500 the third year, increasing at the rate of ten (10%) for each and every year thereafter. Upon execution of the agreement, BioMatrix paid TMP a licensing fee of $25,000. Pricing per one month’s supply of 60, 90, or 120 capsule bottles is $12.00 USD forwarded FOB Los Angeles.

Israel

In October 2010, we entered into a letter of intent with an Israeli company, LycoRed Ltd., to co-develop a medical food product for the management of asthma. The letter of intent, dated October 20, 2010, is non-binding and summarizes the parties’ intent of entering into a Joint Development Agreement guiding the co-development and marketing of an asthma-related product. Development of the asthma product would be done under the Company’s direction and will be co-funded by the two companies. The Company would maintain a ring-fenced account, an account segregated from the operating accounts of both companies, to which the parties may deposit funds for use in the product’s development. Each company would maintain rights to its background intellectual property and the two parties will share any foreground intellectual property relating to the asthma product. The product would be co-branded. Profits would be shared in proportion to each company’s expenses until those expenses are repaid and further profits would be shared as agreed upon in the Joint Development Agreement. Each company would be responsible for its own costs associated with the negotiation and signature of the LOI and Joint Development Agreement. The Joint Development Agreement would be negotiated after pre-clinical data has been obtained by TMP. Pre-clinical investigations have been completed and a protocol for the first clinical trial has been completed. We anticipate that this product, when developed and tested, will be marketed initially in the U.S. and later through LycoRed’s international network. However, we can provide no assurance that we will successfully develop, test and market this product.

Government Regulation

Statutory Definition and One FDA Regulation

Under the Federal Food, Drug, and Cosmetic Act of 1938 (FFDCA), products are regulated on the basis of their intended use. Their intended use is determined by the objective factors surrounding their use. Numerous categories and subcategories of products exist under the FFDCA, e.g. food, food additive, dietary supplement, Generally Recognized as Safe (GRAS) food component, new drug, GRAS and Effective (GRAS/E) drug for over the counter use, and GRAS/E drug for use under the supervision of a physician. The categories overlap and products can fall within more than one category depending on their intended use.

The FDA has provided little guidance on the regulation of medical foods, as it is still a relatively new and evolving category of product under the FFDCA.

Our medical food products are defined and regulated by the Food and Drug Administration, or FDA. The term medical food, as defined in Section 5(b) of the Orphan Drug Act is a “food which is formulated to be consumed or administered enterally, or by mouth, under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.” The FDA advises that it considers the statutory definition of medical foods to “narrowly” constrain the types of products that fit within the category of food (see May 2007 Guidance, and Food Labeling; Reference Daily Intakes and Daily Reference Values; Mandatory Status of Nutrition Labeling and Nutrition Content Revision proposed rule.) This is a Final Rule, binding regulation, on nutrition labeling for conventional foods.

The one FDA regulation pertaining to medical foods exempts them from the nutrition labeling requirements that apply to conventional foods, but they are subject to special labeling requirements. Under 21 C.F.R. sec. 101.9 (j)(8),

(j) The following foods are exempt from this section or are subject to special labeling requirements:

(8) Medical foods as defined in section 5(b) of the Orphan Drug Act. A medical food is a food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. A food is subject to this exemption only if: (i) It is a specially formulated and processed product (as opposed to a naturally occurring foodstuff used in its natural state) for the partial or exclusive feeding of a patient by means of oral intake or enteral feeding by tube; (ii) It is intended for the dietary management of a patient who, because of therapeutic or chronic medical needs, has limited or impaired capacity to ingest, digest, absorb, or metabolize ordinary foodstuffs or certain nutrients, or who has other special medically determined nutrient requirements, the dietary management of which cannot be achieved by the modification of the normal diet alone; (iii) It provides nutritional support specifically modified for the management of the unique nutrient needs that result from the specific disease or condition, as determined by medical evaluation; (iv) It is intended to be used under medical supervision; and (v) It is intended only for a patient receiving active and ongoing medical supervision wherein the patient requires medical care on a recurring basis for, among other things, instructions on the use of the medical food.

Unlike for drugs and for dietary supplements, there is no overall regulatory schema for medical foods, or even a pending proposed rule, meaning that no FDA rulemaking is in progress. However, a very detailed Advanced Notice of Proposed Rulemaking (ANPR) entitled “Regulation of Medical Foods,” was published in the Federal Register on Nov. 29, 1996. This ANPR never progressed to a proposed rule, the Notice and Comment procedure, and an eventual Final Rule (binding regulation). However, in the view of our attorneys, it still represents (in conjunction with the May 2007 Guidance) FDA’s position and policy on medical foods. This ANPR was in effect withdrawn, because on April 22, 2003, the FDA published a proposal to withdraw numerous long-pending proposed rules, including this ANPR. The FDA cited as its reasons for withdrawal, first, that the subjects are not a regulatory priority, and agency resources are limited, second, the proposed rules have become outdated due to advances in the science or changes in the products or the industry regulated, or changes in legal or regulatory contexts; and, third, to eliminate uncertainty, so that the FDA or the private sector may resolve underlying issues in ways other than those in the proposals. In May 2007, the FDA issued its Guidance to Industry, presumably because the medical foods sector was growing, but it did not engage in a formal rulemaking procedure, either because it did not have the resources and/or because the medical foods category is still lower priority than drugs and medical devices.

Regulatory Requirements

Overview:   Medical foods are FDA-regulated, but there is no complete set or schema of regulations. There is no pre-market approval, or even pre-market notification to the FDA required. Rather, it is the responsibility of manufacturer and marketer to test for safety and efficacy before marketing and selling. The developer of a medical food must adhere closely to the statutory definition, and to the descriptions of a medical food in the one regulation regarding exemption from nutrition labeling, and in the May 2007 Guidance. (The parameters for a valid medical food are also spelled out in several FDA Warning Letters, e.g., those sent to Metagenics, Nestle Healthcare.) In the absence of a specific regulatory schema, we and our regulatory counsel have paid close attention to the numerous contrasts with both dietary supplements and with prescription drugs. (See regulation, FDA May 2007 Guidance, and the Warning Letter to Garden of Life.) All elements of the medical food product must indicate that the “intended use” of the product is for the dietary management of a disease, and not for the cure or prevention of a disease.

Threshold Issue:   The manufacturer must demonstrate that the disease or condition to be targeted — scientifically, and medically — is a disease with distinctive (or unique) nutritional requirements (ANPR 1996). The FDA has stated that this is a “narrow category,” (2007 Guidance, recent Warning Letter to Bioenergy) and that whether a product is valid for this category depends on the published medical science of the disease and its origins. The targeted disease or condition may be, or caused by, a metabolic imbalance or deficiency or the accelerated requirements for a certain nutrient caused by a disease state. Thus, we and our Scientific Advisory Committee begin with a comprehensive in-house report documenting the distinctive nutritional requirements of the disease as the crucial first step in research and development.

Formulation:   A medical food may not be a single ingredient formula — otherwise, that product would be a dietary supplement for a nutrient deficiency. (FDA Field Guides) A medical food formula must go beyond a mere modification of the diet. (FDA regulation; 2007 Guidance) The formula must meet/ satisfy the distinctive nutritional requirements, not merely ameliorate the symptoms. For example, Glucosamine or MSM, or an herb’s “active” constituent may indeed help osteoarthritis. But first the company must demonstrate that these nutrients are the distinctive nutritional requirements for osteoarthritis. The test is: Does this formula bring the patient from the abnormal condition or disease state (with distinctive nutritional requirements) back to the equilibrium of a healthy state? Safety :  There are no particular or mandated FDA pre-market safety studies required of the formula as a whole. However, all ingredients must be either GRAS or approved food-additives. (See FDA letter to Industry (2001) regarding no botanicals or “novel” ingredients permitted in “functional foods”; and the ANPR. Since medical foods are typically taken with prescription drugs, the developer must assess whether any medical food/drug interactions pose a risk assessment. Many ingredients have been determined by the FDA to be GRAS and are listed as such by regulation. Other ingredients may achieve self-affirmed GRAS status through a panel of experts on that particular substance that author a GRAS Report. The standard for an ingredient to achieve GRAS status requires not only technical demonstration of non-toxicity and safety, but also general recognition and agreement on that safety by experts in the field. All ingredients used us in our medical foods are either FDA-approved food additives or have GRAS status. Note that the GRAS requirement for ingredients (above) is arguably a higher safety standard than the risk/benefit analysis required for pharmaceuticals. Like any evolving area, especially where no premarket approval is required, the FDA reserves the right to raise questions about the qualification of products within any category as well as the labeling, manufacturing safety, of those products. A variety of informal and formal legal options exist for the Agency to raise these issues. For medical foods, the FDA has taken little regulatory action, although questions about the manufacture and labeling of such products have arisen.

Efficacy :  No particular FDA pre-market efficacy studies are required by the FDA or by Congressional statute, similar to or comparable to Phase 2 & 3 trials for prescription drugs. But a company must have clinical trials or other tests to demonstrate that the formula, when taken as directed, meets the distinctive nutritional requirements of the particular disease. The test for effectiveness may be amelioration of the “endpoints of the disease”. In terms of the standard for substantiation of claims, the FDA has stated that the level of evidence must be at least as high as that to support an unqualified health claim, which is “significant scientific agreement.”

Manufacturing:   There are no “good manufacturing practice” (GMP) regulations for medical foods in particular. Drug GMPs are not required, nor are the relatively new dietary supplement GMPs required; only food GMPs are required. But note the “medical foods paradox” spelled out in the ANPR. The paradox is that medical foods are intended for a vulnerable patient population, under a physician’s care, and yet there are no specific FDA regulations for this category of product, whereas there are very specific and rigorous regulations and requirements for the manufacture and labeling of conventional foods. The manufacture of our medical foods is outsourced in its entirety under a contract that expires in December 2016. We use a state of the art facility, which manufactures only nutritional supplements and medical foods. Labeling:   As for all food labels, printing must be legible, and many required elements must be conspicuous:

•	Statement of Identity: is MEDICAL FOOD For the dietary management of _______

•	Must include: “Must be administered under the supervision of a physician.”

•	An accurate statement of the net quantity of contents

•	Ingredient listing (in the absence of both a required Nutrition Facts box or a Supplement Facts box — no complete set of labeling regulations for medical foods exist yet). See 2007 Guidance:

“Medical foods are foods and therefore their label must contain a statement of identity (the common or usual name of the product) (21 CFR 101.3), an accurate statement of the net quantity of contents (21 CFR 101.105), the name and place of business of the manufacturer, packer, or distributor (21 CFR 101.5), and a complete list of ingredients, listed by their common or usual name and in descending order of predominance (21 CFR 101.4). In addition, all words, statements, and other information required by or under authority of the Federal Food, Drug, and Cosmetic Act (FFDCA) to appear on a label or labeling of a medical food must appear with prominence and conspicuousness (21 CFR 101.15). . . . Medical foods also must be labeled in conformance with the principal display panel requirements (21 CFR 101.1), the information panel requirements (21 CFR.101.2), and the misbranding of food requirements (21 CFR 101.18).”

•	Distributed by: [Co. Name and Mailing Address] (2007 Guidance). Reporting of serious adverse events is voluntary, not required; so a toll-free number is not required.

•	If the formula contains or is derived from any of the 8 major allergens, the ingredient list must contain or be followed by a prominent caution, e.g., CONTAINS WHEAT. (Food Allergen Labeling and Consumer Protection Act of 2004, and May 2007 FDA Guidance)

•	The Directions must be clear and precise, e.g., Take 2 capsules in the morning with other food, or as directed by your physician. (2007 Guidance)

•	Many companies include the Rx symbol or “Rx only” but there is no precise law currently on this. There is no explicit requirement for prescription only, though this is implied by statute; medical foods may not be sold in mainstream stores or over-the-counters, because supervision of physician is required on an on-going basis.

•	Many companies include a package insert or prescribing information in the box (but there is no law on this issue).

Marketing:   A medical food is a food product thus, the FDA does not regulate advertisements and promotional activities according to the pharmaceutical statutes and regulations; there is no side effects Disclaimer or fair balancing required, e.g., in DTC advertising of drugs on television. However, the FDA has a very broad definition of “labeling”; thus all promotional materials, including websites, are under the authority, monitoring and enforcement of FDA. The Federal Trade Commission (FTC) also has joint jurisdiction with the FDA over food products, per a 1983 Memorandum of Understanding. Thus, all advertising claims — both express and implied — must be true, accurate, well-substantiated, and not misleading. All websites, print ads, infomercials, exhibit booth materials, testimonials, and endorsements must be reviewed by the regulatory counsel with both an FDA and an FTC perspective. A company must be careful re. disseminating “off-label use” materials, i.e., as a drug or a drug alternative.

Enforcement:   Enforcement is post-market, mostly via annual FDA inspections of food facilities — including packaging, distribution facilities, and fulfillment houses, as well as the manufacturer. (Field Guides for Compliance) But see FDA Warning Letters sent to Efficas: FDA also gathers material at trade shows/ conferences, and examines websites. FTC has joint jurisdiction, and performs sophisticated Internet searches, both randomly and at the request of the FDA or of a competitor.

Medical Foods and Pharmaceuticals

Medical foods are distinguished from the broader category of foods for special dietary use and from foods that make health claims by the requirement that medical foods be intended to meet distinctive nutritional requirements of a disease or condition, be used under medical supervision and intended for the specific dietary management of a disease or condition. To be considered a medical food, a product must, at a minimum, meet the following criteria: the product must be a food for oral or tube feeding; the product must be labeled for the dietary management of a specific medical disorder, disease or condition for which there are distinctive nutritional requirements; and the product must be intended to be used under medical supervision (see regulation, above). Additionally, we are licensed by the FDA as a pharmaceutical re-packager and the company is permitted to purchase and re-distribute scheduled medications and package and re-label products. We are subject to periodic inspections of facilities, marketing materials and products by FDA inspectors; these are routine inspections conducted without prior notice every one or two years

Claims for both medical foods and drugs must be supported by scientific data or clinical data. Medical foods may also have intrinsic safety obtained through “generally recognized as safe” (GRAS) status of the ingredients, including the common use of the food or food component in people. For GRAS/E products that have been used for a material time and extent or under the supervision of a physician the support for the use can be provided by scientific or clinical data. No premarket approval by FDA is required. By contrast, the safety and therapeutic claims of a product labeled for a new drug use, i.e., one that is not GRAS/E must be pre-approved by the FDA through extensive clinical testing in animals and then humans.

Thus, for a medical food (or, e.g., a GRAS prescription product), the FDA requires scientific data and often human clinical studies to substantiate claims but preapproval by the Agency to market the product is not required. Claims for both medical foods and drugs must be supported by solid laboratory and clinical data. Medical foods have intrinsic safety obtained through GRAS status of the ingredients, including use of the food or food additive in millions of people. By contrast, the safety and therapeutic claims of a product labeled a drug must be pre-approved by the FDA through extensive clinical testing in animals and then humans.

For a medical food, the FDA implies that human clinical studies are required, per the FDA’s ANPR (above), and based on the manufacturer’s and marketer’s responsibility that any health/ medical product be demonstrated to be efficacious before it is marketed and sold. This is a fundamental principle under both the FDA and the FTC, for all health-related products

Medical foods are administered and supervised by physicians, allowing a range of existing human studies to be used to support claims. The standard for medical foods allows use of published science from a variety of sources to support disease and nutritional functional deficiency claims. Our ingredients and formulas are well-researched and supported by voluminous scientific literature, in-house Monographs, and clinical trials.

We have followed the regulatory compliance counsel from the beginning of its research and development on medical foods.

Point-of-Care Dispensing by Physicians

In 44 out of 50 states in the U.S., physician dispensing of prescription drugs is legal subject to specified regulations. In six other states, there are restrictions on this practice and, in Utah, the restrictions are severe enough that, in practical terms, physician dispensing is effectively prohibited altogether. In September of 2010, Utah promulgated rules for revisions of their laws to allow for physician dispensing of approved drugs. Texas, New York and New Jersey have limitations on the number of units that may be dispensed at any one time.

Many of the states allowing physician dispensing for profit have regulations relating to licensure, storage, labeling, record keeping and the degree of supervision required by the physician over support personnel who assist in the non-judgmental tasks associated with physician dispensing, such as retrieving medication bottles and affixing labels. We regularly monitor these laws and regulations, in consultation with legal counsel and the governing agencies, to assist customers in understanding them so that they can materially comply.

Stark II

Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law commonly referred to as “Stark II,” applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. Stark II, however, includes an exception for the provision of in-office ancillary services, including a physician’s dispensing of outpatient prescription drugs, provided that the physician meets the requirements of the exception.

Good Manufacturing Practices

The Company is subject to regulation by and licensure with the FDA, the DEA and various state agencies. Among the regulations applicable to the Company are the FDA’s “good manufacturing practices.” Medical foods must comply with all applicable requirements for the manufacture of foods, including the Current Good Manufacturing Practices regulations and Registration of Food Facilities requirements. Ingredients used in medical foods must be approved food additives or a food additive that is subject to an exemption for investigational use if the ingredients are not GRAS.

Anti-Kickback Statute and HIPAA Criminal Laws

We are subject to various federal and state laws pertaining to health care “fraud and abuse.” The federal Anti-Kickback Statute makes it illegal for any person, including a pharmaceutical, biologic, or medical device company (or a party acting on its behalf), to knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in exchange for, or to induce, the referral of business, including the purchase, ordering or prescription of a particular item or service, or arranging for the purchase, ordering, or prescription of a particular item or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid. In 1996, under the Health Insurance Portability and Accountability Act (HIPAA), the Anti-Kickback Statute was expanded to be made applicable to most federal and state-funded health care programs. The definition of “remuneration” has been broadly interpreted to include any item or service of value, including but not limited to gifts, discounts, the furnishing of free supplies or equipment, commercially unreasonable credit arrangements, cash payments, waivers of payments or providing anything at less than its fair market value. Several courts have interpreted the Anti-Kickback Statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of business reimbursable by a federal healthcare program, the statute has been violated. Penalties for violations include criminal penalties, civil sanctions and administrative actions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federally-funded healthcare programs. In addition, some kickback allegations have been held to violate the federal False Claims Act, which is discussed in more detail below.

The federal Anti-Kickback Statute is broad and prohibits many arrangements and practices that may be lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous and beneficial arrangements, Congress created several exceptions in the Social Security Act and has authorized the U.S. Department of Health and Human Services (HHS) to publish regulatory “safe harbors” that exempt certain practices from enforcement action under the Anti-Kickback Statute prohibitions. For example, there are safe harbors available for certain discounts to purchasers, personal services arrangements and various other types of arrangements. However, safe harbor protection is only available for transactions that satisfy all of the narrowly defined safe harbor provisions applicable to the particular remunerative relationship. We seek to comply with such safe harbors whenever possible. Conduct and business arrangements that do not strictly comply with all the provisions of an applicable safe harbor, while not necessarily illegal, face an increased risk of scrutiny by government enforcement authorities and an ongoing risk of prosecution.

In addition, many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any third-party payer, not only the Medicare and Medicaid programs or other governmental payers. At least one state, California, also has adopted a law requiring pharmaceutical companies to implement compliance programs to prevent and deter conduct that may violate fraud and abuse laws that comply with the voluntary industry guidelines and the Office of Inspector General (OIG) compliance guidance. While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could find that such arrangements violate these laws, which could have a material adverse effect on our business, results of operations and financial condition.

HIPAA created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal and state health care programs such as Medicare and Medicaid. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. Additionally, HIPAA granted expanded enforcement authority to HHS and the U.S. Department of Justice (DOJ) and provided enhanced resources to support the activities and responsibilities of the OIG and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment.

HIPAA Compliance and Privacy Protection

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) established for the first time comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities:” health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically. Covered Entities must have in place administrative, physical and technical standards to guard against the misuse of individually identifiable health information. Additionally, some state laws impose privacy protections more stringent than HIPAA’s. There are also international privacy laws, such as the European Data Directive, that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. We are a Covered Entity subject to HIPAA privacy and security standards. Our activities must also comply with other applicable privacy laws. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain tissue specimens and associated patient information could significantly impact our business and our future business plans. We maintain strict procedures and policies to remain compliant with these patient confidentiality requirements.

HITECH Act

The Health Information Technology for Economic and Clinical Health (HITECH) Act promotes the adoption and meaningful use of health information technology. The HITECH Act addresses the privacy and security concerns associated with the electronic transmission of health information, in part, through several provisions that strengthen the civil and criminal enforcement of the HIPAA rules.

The HITECH Act establishes four categories of violations that reflect increasing levels of culpability and four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount of each violation. The maximum penalty amount is $1,500,000 for repeated violations of the same provision. In addition, the HITECH Act permits the imposition of penalties if the Covered Entity did not know, and with the exercise of reasonable diligence, would not have known, of the violation. Such violations are now punishable under the lowest tier of penalties. In addition, the HITECH Act prohibits the imposition of penalties for violations corrected within a 30-day period so long as those violations were not due to willful neglect.

False Claims Laws

Pursuant to various federal and state false claims laws, the submission of false or fraudulent claims for payment may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded health care programs. These false claims statutes include the federal False Claims Act, which allows the federal government or private individuals to bring suit alleging that an entity or person knowingly submitted (or caused another person or entity to submit or conspired to submit) a false or fraudulent claim for payment to the federal government or knowingly used (or caused to be used) a false record or statement to obtain payment from the federal government. The federal False Claims Act may also be violated if a person files a false statement in order to reduce, avoid, or conceal an obligation to pay money to the federal government, or engages in conduct that may violate the Anti-Kickback Statute. Several pharmaceutical and medical device companies have settled claims based on the federal False Claims Act for conduct involving, among other examples, providing free product to purchasers with the exception that federally-funded health programs would be billed for the product, or instances in which a manufacturer has marketed its product for unapproved and non-reimbursable purposes. A person who files suit may be able to share in amounts recovered by the government in connection with such suits. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claims action, enter into settlements that may include corporate integrity agreements requiring disclosures to the federal government, pay fines or be excluded from the Medicare and/or Medicaid programs as a result of an investigation arising out of such an action. The scope of the federal false Claims Act was significantly expanded in both the Fraud Enforcement and Recovery Act of 2009, Pub. L. No. 111-21 (2009), and in the Patient Protection and Affordable Care Act of 2010, Pub. L. No. 111-148 (2010). In addition, a number of states have enacted similar laws prohibiting the submission of false or fraudulent claims to a state government. We are not aware of any qui tam actions pending against us. However, no assurance can be given that such actions may not be filed against us in the future, or that any non-compliance with such laws would not have a material adverse effect on our business, results of operations and financial condition.

State Regulatory Requirements

Each state has its own regulations concerning physician dispensing, restrictions on the corporate practice of medicine, anti-kick back and false claim regulations. In addition, each state has a board of pharmacy that regulates the sale and distribution of drugs and other therapeutic agents. Some states require that a physician obtain a license to dispense prescription products. When considering the commencement of business in a new state, we solicit the opinion of healthcare counsel regarding the expansion of operations into that statement and utilize local counsel when necessary.

Other United States Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are subject to regulation by various federal, state, and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws. In addition, we may be subject to federal and state laws requiring the disclosure of financial arrangements with health care professionals.

California Board of Pharmacy

We maintain an active Wholesale Pharmacy License in California. A wholesaler permit is required before any company selling dangerous drugs or devices for resale or distribution in California may do business in California.

Foreign Regulatory Requirements

We may be subject to widely varying foreign regulations, which may be quite different from those of the FDA, governing clinical trials, manufacture, product registration and approval, and pharmaceutical sales. Whether or not FDA approval has been obtained, we must obtain a separate approval for a product by the comparable regulatory authorities of foreign countries prior to the commencement of product marketing in these countries. In certain countries, regulatory authorities also establish pricing and reimbursement criteria. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Reimbursement and Pricing Controls

In many of the markets where we would commercialize a product, the prices of pharmaceutical products are subject, by law, to direct price controls and to drug reimbursement programs with varying price control mechanisms. Public and private health care payers control costs and influence drug pricing through a variety of mechanisms, including the setting of reimbursement amounts for drugs and biological products covered by Medicare Part B based on their Average Sales Prices calculated by manufacturers in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act, as amended, through negotiating discounts with the manufacturers, and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, with certain exceptions, prohibits Medicare carriers from refusing to cover unapproved uses of an FDA-approved drug if the unapproved use is supported by one or more citations in the American Hospital Formulary Service Drug Information, the American Medical Association Drug Evaluations, or the United States Pharmacopoeia Drug Information. Another commonly cited compendium, for example under Medicaid, is the DRUGDEX Information System.

The foregoing description of laws and regulations affecting health care companies is not meant to be an all-inclusive discussion of aspects of federal and state fraud and abuse laws that may affect our business, results of operations and financial condition. Health care companies operate in a complicated regulatory environment. These or other statutory or regulatory initiatives may affect our revenues or operations. No assurance can be given that our practices, if reviewed, would be found to be in compliance with applicable fraud and abuse laws (including false claims laws and anti-kickback prohibitions), as such laws ultimately may be interpreted, or that any non-compliance with such laws or government investigations of alleged non-compliance with such laws would not have a material adverse effect on our business, results of operations and financial condition.

FDA Warning Letter

On April 8, 2010, the FDA issued a warning letter to PTL. FDA warning letters are not final FDA actions but are investigative tools used by the agency to elicit corrective action. A company that receives a warning letter is expected to respond to the FDA by presenting a corrective plan to address issues raised. The April 8, 2010 warning letter asserted that certain convenience packs appeared to be unapproved new drugs. The warning letter asserted that convenience packs were intended to diagnose, treat or cure disease and therefore should be categorized as new drugs. The letter also stated that the convenience packs were not generally recognized as safe and effective for their intended use and also asserted that the products appeared to be intended for self-administration without medical supervision. To facilitate discussions with the FDA, we voluntarily stopped providing our physician clients with completed convenience packs.

The Company responded to the FDA in a letter dated April 26, 2010. In the response, we asserted that our products were medical food convenience packs. We indicated that the FDA had a long history of recognizing convenience kits and had a published guidance for their use. We indicated that our convenience packs contain two FDA regulated products — a pharmaceutical and a medical food. Both products are either approved by the FDA, i.e. the pharmaceutical, or a medical food containing ingredients that are generally recognized and safe for their intended use, or GRAS. The Company’s plan outlined in the April 26, 2010 letter included a request for a meeting with the FDA to further clarify their objections.

A meeting was held on August 3, 2010 in Irvine, CA with FDA representatives from both the Regional Office in California and Washington, D.C. (via teleconference). An officer from the Prescription Drug Division asserted that it was her position that the medical food alters the pharmacokinetics of the pharmaceutical contained in the convenience pack (the length of time that the drug remained in the blood) and, on that basis, asserted that the convenience packs were unapproved new drugs. We presented an 800 page study commissioned by the FDA in 1982 concluding that amino acids did not alter the pharmacokinetics of drugs. Secondly, the FDA officer presented a patient package insert that explained to the patient that the medical food could lead to a reduction of the dose of the pharmaceutical contained in the convenience pack. The Company agreed that the language was inartful. A senior FDA representative then pointed out that, if the claim was altered to allow the physician to determine the right dose of the drug, reducing, increasing or not changing usual dose, then the claim would fall under the practice of medicine, which the FDA does not regulate. Finally, the FDA representative was unaware that we had an FDA approved IND (Investigational New Drug Number) and that under that IND we had been submitting protocols to the Drug Branch (CDER) of the FDA since 2001. The Company had received several letters from CDER indicating that our convenience packs were not new drugs. The FDA requested copies of these letters, which were subsequently provided to the FDA unit responsible for the Warning Letter. The Company agreed that, until a formal response to the meeting was filed, the Company would not ship convenience packs or components of convenience packs.

The Company formally responded to the FDA in a letter dated September 13, 2010. In that letter, we summarized the issues presented at the August 3, 2010 meeting. The Company again indicated to the FDA that the agency had a long history of recognizing convenience kits and had published a formal guidance document that outlined the rules for distribution of convenience kits. The Company reiterated its position that placing one FDA product in a kit with a second FDA regulated product does not create a new drug as long as one product does not alter the other and vice versa. More specifically, the Company believes that, with the appropriate labeling and accompanying instructions to physicians and patients, there is no legal bar to use of a convenience pack for two such products each in full compliance with all FDA laws and regulations.

We agreed to remove from our patient materials and promotional materials a claim that the co-administration of our medical foods with the prescription drug could reduce the dose of the prescription drug. We further agreed to refrain from providing any materials that would promote any off-label use of a prescription drug, including both indication and dose of the drug. The FDA generally gives a formal response in writing in 30 days. If the FDA does not respond within 30 days, it is accepted industry practice to operate on the assumption that the plan has been accepted by the FDA. To date, we have received no response to our September 13, 2010 letter. Accordingly, the Company began to provide components of the convenience kits in October 2010 to physician clients, who would then assemble the convenience pack for their patients.

Following the receipt of the FDA warning letter on April 8, 2010 and to facilitate discussions with the FDA, we voluntarily stopped providing completed convenience packs. Instead, we supplied the components of the convenience packs to our physician clients and they could dispense the components packaged together to their patients. We provide our physician clients an appropriately labeled box containing the medical food product and a package insert. The physician purchases the pharmaceutical and assembles the convenience pack at the time of dispensing. The PDRx system prints the box label and patient instructions. After we stopped assembling convenience-packed products, sales of individual medical foods and pharmaceutical products rose to make up for the loss of sales of convenience packs and our overall revenue was not impacted. As of the date of this report, we continue to provide the components of the convenience packs to our physician clients and they assemble the convenience packs for their patients. We have found that providing the various components and permitting our physician clients to assemble the convenience packs at the time they are dispensed to the patient is more convenient and cost effective.

In January 2011, the FDA Structured Product Labeling, or SPL, division requested a teleconference with the Company. This teleconference was led by the head of the FDA’s National Drug Code database registration. The FDA SPL division indicated that it had determined to register the Company’s convenience packs in the National Drug Code database as a Medical Food-Drug Convenience Kit. Subsequently, the FDA has registered 38 of our convenience kits after careful review of all labels and claims. This official listing can be examined on the government Web site Daily Med at www.dailymed.com. The information from the National Drug Code database flows through to all commercial databases such as First DataBank, Medispan and Red Book. Third party payers rely on the information in these commercial databases when determining reimbursements for pharmaceutical products.

Also in January 2011, inspectors from the Southwest Regional Office of the FDA inspected Company facilities and reviewed medical food labels without comment. A formal report will be issued by the agency in four to six months after laboratory analysis of product samples is complete. No deficiencies in the facility or operations were noted during the inspection. As of March 2012, we have not received a formal report and no additional inspections have occurred or been scheduled.

Competition

We provide services in a segment of the healthcare industry that is highly fragmented and extremely competitive. Our actual and potential competitors in the United States and abroad may include major specialty pharmaceutical, biotechnology, packaged food and medical food companies such as Nestle Nutrition, PamLab LLC, Primus Pharmaceuticals Inc., Neptune Technologies & Bioresources Inc., Abbot Nutrition and Accera Inc. Many of our potential competitors have considerably greater financial, technical, marketing, research and other resources than we do, which may allow these competitors to discover important information and technology before we do. It is anticipated that competition will continue to increase due to such factors as increased consumer awareness and company publications. Our competitors may succeed in developing products that circumvent our technologies or product candidates. Also, our competitors may succeed in developing technologies or products that are more effective than those that will be developed by us or that would render our technology or product candidates less competitive or obsolete.

In addition, we are developing our product candidates to complement certain methods for treating various conditions . If those methods change, it is likely that the demand for our services and product candidates would significantly decline or cease altogether. The development of new or superior competing technologies or products, or a change in the methodology of treating the ailments that our products address, could affect our competitive position and harm our business. Moreover, these competitors may offer broader product lines and have greater name recognition than us and may offer discounts as a competitive tactic.

Additionally, several development-stage companies are currently making or developing product candidates that compete with or will compete with our potential products. Competitors may succeed in developing, obtaining approval from the FDA or marketing technologies or products that are more effective or commercially attractive than our potential products or that render our technologies and current or potential products obsolete. Competitors may also develop proprietary positions that may prevent us from commercializing product candidates.

We believe that there are no competitors in medication management that offer a comprehensive solution with ease of use, accessibility, information content and financial opportunity for physicians comparable to ours, especially the availability of patented medical food and medical food convenience-packs. In the emerging market for medical food products we have gained a competitive position due to our adherence to the letter of the statute that requires physician supervision and prohibits sales directly to the consumer. By promoting the PTL brand to physicians we have been able to establish a presence in the medical community. Our patented products and clinical trials have validated the clinical utility of medical foods as standalone products as well as an adjunct to pharmaceuticals in certain specified disease states.

The medical foods sector is a small part of the greater market for clinical nutrition products worldwide. Because we have strived to abide by and exceed the legal requirements for medical food marketing we have set ourselves apart from our competitors. We have constituted an active Medical Advisory Board that consists of practicing physicians well versed in scientific research methods. In addition, we have employed the services of Dr. Arline MacDonald, a nutrition scientist to write our product monographs. We have also conducted a series of independent controlled clinical trials to validate the efficacy of our products. The results of two of these trials have been published in peer reviewed medical journals. We believe that the only other medical food company that has performed this level of scientific validation is Accera Inc., a company specializing in neurodegenerative diseases that currently markets a single medical food product.

To our knowledge, there is no other company in our industry that has created a complete solution for the dispensing, billing and collection of reimbursements from third party payers for point-of-care dispensed therapeutic agents. We sell medical foods, generic and branded drugs directly to the physician. The financial opportunity for practicing physicians is created when the physician acts as both the prescriber and the dispenser of drugs and medical foods. Other providers of these products to physicians depend upon the cash-and-carry model, where the patient pays for the product at the point of care and there is no insurance billing. By developing a system where we arrange for a contract between the dispensing physician and the insurance carrier, a mechanism for the patient and the physician is created to bill for products in the same manner that a pharmacy bills.

Employees

The Company had sixty two full-time employees as of March 6, 2012, of whom forty were in product development, operations and engineering, ten in sales and marketing and twelve in general, administrative and executive management, no part time employees, two temporary employees and four independent contractors. It is general practice in our industry to retain the services of independent contractors to perform tasks related to computer programming and network administration. None of these employees and contractors is covered by a collective bargaining agreement and our management considers relations with employees and service partners to be good.

Facilities

We lease approximately 4,594 square feet of office space in Los Angeles, California to house our administrative, marketing and product development activities. We pay $13,183 per month in rent in Los Angeles, under a lease that expires in February 28, 2015 .In addition, we lease several smaller storage spaces on a month-to-month basis. In general, we believe that our properties are well-maintained, adequate and suitable for their purposes.

Legal Proceedings

We are not involved in any material pending or threatened legal proceedings.

Item 1A.	Risk Factors.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. We undertake no obligation to update any forward-looking statements or other information contained herein.

Risks Related to Our Business

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2011 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Our products and facility and the facilities of our manufacturers are subject to federal laws and regulations. Failure to comply with any law or regulation could result in penalties and restrictions on our manufacturers’ ability to manufacture and our ability to distribute products. If any such action were to be imposed, it could have a material adverse effect on our business and results of operations.

Although medical foods do not require pre-market approval by the FDA, manufacturers of medical foods must be registered with the FDA under a provision promulgated by the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the Bioterrorism Act). Manufacturers of medical foods are subject to periodic inspection by the FDA. The manufacture of our medical foods is outsourced in its entirety to a third party manufacturer. We are evaluating additional manufacturers for selection as second source or back-up providers. Our medical foods have been reviewed by the FDA on several occasions. The inspection process includes a review of our facility, sampling of our products and a review of labeling and other patient and promotional materials related to our products. The most recent routine facilities inspection by the Southwest Regional Office of the FDA was conducted in January 2011. A formal report will be issued by the agency in four to six months after laboratory analysis of product samples is completed. No deficiencies in the facility or operations were noted during the inspection. Even if the results of the current inspection are positive, there is no certainty that the FDA will favorably review new medical food products we introduce or our manufacturers’ facilities in the future. If the outcome of the inspection is negative or if we or our manufacturers fail to comply with any law or regulation, we could be subject to penalties and restrictions on our manufacturers’ ability to manufacture and distribute products. Any such action may result in a material adverse effect on our business and results of operations. As of March 2012 we have not received a formal report and no additional inspections have occurred or been scheduled. For a more complete discussion of the laws and regulations to which we are subject, please see the section of this report titled “Business —  Government Regulation ”.

If we are unable to secure reimbursement for our products from insurance companies on behalf of our physician clients, or if the collection cycle is protracted, revenue and cash flow from product sales by PTL and the billing and collection fee CCPI charges to our physician clients may be adversely affected.

The collection cycle in the workers’ compensation portion of our business, which has historically accounted for up to approximately 75% of claims managed by CCPI, may take from 45 days to in excess of four years after the initial submission of a claim by CCPI and may involve denials and an extensive appeals process. In the event a reimbursement claim is denied and we appeal the denial, there can be no assurance that we will be successful in such appeal. In the event a reimbursement is delayed, we may be required to wait in excess of four years before we are paid for the cost of product sold to our physician clients. In addition, because PMM, Hybrid Model and CCPI fee revenue is dependent on collections from insurance companies for physician clients, delays or difficulties with these collections will reduce collection revenue. In addition, collection issues on behalf of our physician clients may lead to dissatisfaction of our clients in our collection program and curtailed use of our products in their practice, which may adversely affect the growth of our business and our results of operations.

Since the collection cycle for the reimbursement of our products has been protracted, cash flow from the products sold and support services provided to our physician clients may be adversely affected and we may be unable to sustain the growth of our Company at its current rate without additional financing.

In the event the collection cycle for the reimbursement claims we make on behalf of our physician clients continues to be protracted, revenue from the products sold and support services provided to physician clients, which is the most lucrative part of our business, may be adversely affected. A prolonged collection cycle also reduces our cash flow and requires us to seek additional financing to support our operations. Such additional financing may not be available on terms acceptable to us or at all. If we raise funds by issuing additional securities, the newly issued securities may further dilute your ownership interest. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

The Company had previously entered into agreements with the Internal Revenue Service and the California Franchise Tax Board for payment of amounts owed for its 2010 federal and state taxes. We intend to amend our 2010 tax returns to correct an error in our accounting method as corrected in our 2010 financial results restatement and that as a result we have no outstanding liabilities for 2010 income taxes and will not have to pay these amounts.

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due and has not made estimated tax payments for the 2011 tax year. The Company has entered into agreements with the Internal Revenue Service and the California Franchise Tax Board to extend the payment of these taxes over a mutually agreeable period of time, both of which agreements were amended in October 2011. Thus far, we have paid $450,000 of the approximately $3,600,000 owed to the IRS and $175,000 of the approximately initial $1,000,000 owed to the California Franchise Tax Board. We were unable to pay the lump sum balances due for 2010 to either the IRS or the California Franchise Tax Board (“FTB) by the deadlines prescribed by the amended agreements. On January 24, 2012 the IRS sent a “Notice of Federal Lien” requesting payment of $3,466,519 by February 2, 2012. We have also kept the IRS up to date on our fundraising efforts but have not received any communication that it would not pursue its collection efforts relating to 2010 tax liabilities. The IRS filed a general lien on February 17, 2012. We subsequently communicated to both the IRS and the FTB. In order to delay the IRS from taking any enforcement actions in the event we are unable to pay the 2010 federal tax liabilities in full the IRS has proposed that in lieu of that we commence monthly payments of $150,000 on March 28, 2012. We did not make that payment. The FTB has not filed a lien and has agreed not to pursue collection efforts if we pay the 2010 liabilities in full or in the event we cannot do that, to commence monthly installment payments of $100,000 beginning on April 20, 2012. We do not plan to make that payment at this time.

As a result of our assessment that certain sales collectability at the time of sale could not be reasonably assured, these sales did not meet the criteria for tax purposes the Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We intend to file amended tax returns for 2010 and to file our 2011 returns using a change in accounting method consistent with our financial results restatement. We believe that filing such returns will suspend collection and enforcement efforts by both the IRS and the FTB. We further understand that filing such returns will likely result in tax audits on the part of both agencies. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.

In April 2010, the FDA sent us a warning letter about our convenience-packed products. As a result of objections made by the FDA, we have removed reduced drug dosage claims in our patient and promotional materials. There can be no assurance that the FDA will not raise additional objections with respect to our products. Any such action could have a material adverse effect on our business, operations and results of operations.

One of our divisions, Physician Therapeutics (PTL), received a warning letter from the Los Angeles District of the FDA on April 8, 2010 related to our convenience-packed products. To facilitate discussions with the FDA, we voluntarily stopped providing our physician clients with completed convenience packs. We responded to the FDA on April 24, 2010 and met with the FDA on August 3, 2010. We then corresponded with the FDA on August 24, 2010 and September 13, 2010 with a plan to address the FDA’s concerns about our convenience-packed products. We agreed to remove from our patient and promotional materials a claim that the co-administration of our medical foods with the prescription drug could reduce the dose of the prescription drug. We further agreed to refrain from providing any materials that would promote any off-label use of a prescription drug, including both indication and dose of the drug. In the future, the FDA could raise additional objections about our products. As a result of these objections, we could be required to make further modifications in accordance with the FDA’s requests. Any such action could have a material adverse effect on our business and results of operations. We have not received and comments or deficiencies notice from the FDA.

A significant portion of the Company’s revenues are derived from the sale of a single product.

In fiscal years 2011, 2010 and 2009, the Company derived 41%, 53% and 54% of its revenues respectively from the sale of Theramine . Following the receipt of the FDA warning letter, the Company voluntarily stopped shipping completed Theramine and instead began providing physician clients with the components of the convenience pack, which physician clients could determine to package together for a patient’s use. We have found that providing the various components and permitting our physician clients to assemble the convenience packs at the time they are dispensed to the patient is more convenient and cost effective. While we continue to sell the components of the convenience packs we cannot assure you that shifting the assembly of Theramine to our physician clients will not have a material adverse effect on the Company’s operating results.

A substantial portion of the Company’s revenue is derived from a limited number of physician clients and the loss of any one or more of them may have an immediate adverse effect on our financial results.

In the fiscal years 2011, 2010 and 2009, 46%, 41% and 51%, respectively, of the Company’s revenues were derived from individual customers representing 10% or more of the total sales. Two physician clients represented 25% and 10% of 2011 revenues and one distributor represented 10%. The Company does not receive purchase volume commitments from clients and physicians may stop purchasing our products and services with little or no warning. The loss of any one or more of these customers may have an immediate adverse effect on our financial results.

There is no certainty that our products will continue to be reimbursed by private insurance, Medicare and workers compensation insurers. If these entities do not continue to reimburse for the costs of our products, this could have a material adverse effect on our business and results of operations.

In order for private insurance, Medicare and workers compensation insurers to reimburse the cost of our products, we must, among other things, maintain registration of the products in the National Drug Code (NDC) registry, maintain our re-labeler license, maintain our company formulary approval by Pharmacy Benefits Managers and maintain recognition by insurance companies and the Center For Medicare and Medicaid Services (CMS) of the Department of Health and Human Services that our products are covered by various agencies. There is no certainty that we will be able to maintain these requirements for insurance reimbursement of our products. If our physician clients do not continue to be reimbursed for dispensing our products, they may choose not to purchase them and our business and results of operations may be adversely affected. If physician clients are unable to obtain adequate reimbursement for dispensing our products, they may not be able to pay us for outstanding product invoices currently included in our accounts receivable. While the physician client remains responsible for payment of product invoices in accordance with our agreement regardless of reimbursement, pursuing legal remedies for the collection of these amounts may be costly and take considerable time.

There is no guaranty that our products will remain registered in the NDC registry or in commercial databases. If we are unable to maintain our registration, our business and results of operations may be adversely affected.

The Drug Listing Act of 1972 requires registered drug establishments to provide the FDA with a current list of all drugs manufactured, prepared, propagated, compounded, or processed by it for commercial distribution. Drug products are identified and reported using a unique, three-segment number, called the National Drug Code (NDC), which is a universal product identifier for human drugs.

In order to obtain insurance reimbursement, products must be identified by their NDC numbers. Manufacturers of drugs, devices and biologics have traditionally registered their products in one or more of the NDC databases in order to be reimbursed by third party payers. The submission of establishment registration and drug listing forms has been completed exclusively on paper until recently. Beginning June 1, 2009 a new law became effective that requires that drug establishment registration and drug listing information be submitted electronically. Our medical food products are registered in the FDA NDC database in the previous paper format. The new Structured Product Labeling format introduced by the FDA in June 2009 is a very complex system that involves translating traditional registration information into XML format. As a result of difficulties with the electronic program, the FDA instituted weekly conference calls to resolve registration problems and, as a result of these obstacles, there can be no guarantee that these products can be registered in the new electronic format.

We have registered our medical foods and medical food convenience packs in the First Databank, Medispan and Redbook databases. All the core medical foods are registered in the FDA’s official National Drug Code database. In addition, the Company has registered 38 of its 48 convenience packs in the NDC database. There is no assurance that we can maintain our registrations in either the FDA NDC database or the private registration systems. The majority of insurance companies draw their information from the private databases but there is no assurance that our products will remain in the databases or that new products we develop will be added to such databases, which could leave doctors unable to obtain reimbursement for our products. If we are unable to maintain our registration, our business and results of operations may be adversely affected.

If we are forced to reduce our prices, our business, financial condition and results of operations may suffer.

We may be subject to pricing pressures with respect to our future sales arising from various sources, including practices of health insurance companies, Internet pharmacies, and pharmacy benefits managers, including those operating outside the United States, and government action affecting pharmaceutical reimbursement under Medicare. Our physician clients and the other entities with which we have a business relationship are affected by changes in regulations and limitations in governmental spending for Medicare and Medicaid programs. Recent government actions could limit government spending for the Medicare and Medicaid programs, limit payments to physicians and other providers and increase emphasis on competition and other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations may be adversely affected. In addition, because cash from sales funds our working capital requirements, reduced profitability could require us to raise additional capital to support our operations.

If we are unable to successfully introduce new products or services or fail to keep pace with medical advances and developments in billing services, our business, financial condition and results of operations may be adversely affected.

The successful implementation of our business model depends on our ability to adapt to evolving technologies and industry standards and introduce new products and services. We cannot assure you that we will be able to introduce new products on schedule, or at all, or that such products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce planned products or other new products or to introduce these products on schedule may have an adverse effect on our business, financial condition and results of operations.

If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the Internet and healthcare information markets are characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers’ requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards, and, as a result, our business may suffer.

If physicians do not accept our products and services, or delay in deciding whether to purchase our products and services, our business, financial condition and results of operations may be adversely affected.

Our business model depends on our ability to sell our products and services. Acceptance of our products and services requires physicians to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians will integrate our products and services into their workflow or those participants in the healthcare market will accept our products and services as a replacement for traditional methods of delivering pharmaceutical therapies and billing for those products. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians, and other healthcare industry participants or if we fail to position our products and services as a preferred therapies and medication management and pharmaceutical healthcare delivery, our business, financial condition and results of operations may be adversely affected.

If our principal suppliers fail or are unable to perform their contracts with us, we may be unable to meet our commitments to our customers. As a result, our reputation and our relationships with our customers may be damaged and our business and results of operations may be adversely affected.

We currently purchase a majority of the medications that we repackage from Pharma Pac and manufacture all our medical food products at Arizona Nutritional Supplements Inc. These companies are subject to FDA regulation and they are responsible for compliance with current Good Manufacturing Practices. Although our agreements provide that our suppliers will abide by the FDA manufacturing requirements, we cannot control their compliance. If they fail to comply with FDA manufacturing requirements, the FDA could prevent Arizona Nutritional Supplements Inc. from manufacturing our products or, in the case of Pharma Pac, from selling its products to us. Although we believe that there are a number of other sources of supply of medications and manufacturers of medical food products, if these suppliers are unable to perform under our agreements, particularly at certain critical times such as when we add new physician clients that will require a large production of one or more products, we may be unable to meet our commitments to our customers. If this were to happen, our reputation as well as our relationships with our customers may suffer and our business and results of operations may be adversely affected.

If our software products fail to perform properly due to undetected errors or similar problems, our business could suffer.

Complex software such as our PDRx system often contains undetected defects or errors. It is possible that such errors may be found after introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our products, and, despite testing by us, it is possible that errors might occur in our software. If we detect any errors before we introduce an upgrade or an enhancement, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover errors that affect software or any upgrades or enhancements until after they are deployed, we would need to provide revisions to correct such errors. Errors in our software could result in harm to our reputation, lost sales, delays in commercial release, product liability claims, delays in or loss of market acceptance of our products and services and unexpected expenses and diversion of resources to remedy errors. Furthermore, our customers might use our products and software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem and errors might cause us to incur significant costs, divert the attention of our technical personnel from our solution development efforts, impact our reputation and cause significant customer relations problems.

Factors beyond our control could cause interruptions in our operations, which may adversely affect our reputation in the marketplace and our business, financial condition and results of operations.

To succeed, we must be able to distribute our products and operate our support systems without interruption. We use certain third party suppliers to manufacture, supply and ship our medical food, branded and generic drug products to customers. If these third party suppliers fail to perform, we could experience an interruption in supplying our products to physician clients. In addition, although we have established a co-location site for our support services and we have disaster recovery programs in place, our operations could be vulnerable to interruption by damage from a variety of sources, many of which are not within our control, including without limitation: (1) power loss and telecommunications failures; (2) software and hardware errors, failures or crashes; (3) computer viruses and similar disruptive problems; and (4) fire, flood and other natural disasters. Any significant interruptions in the provision of our products or our services may damage our reputation in the marketplace and have a negative impact on our business, financial condition and results of operations.

If our security is breached, we could be subject to liability, and customers could be deterred from using our services.

The Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009 controls all protocols for securely transmitting protected healthcare information over the Internet, via email and facsimile, including information protected by the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Our business relies on using the Internet to transmit protected healthcare information. Regulations change rapidly and, if we cannot adapt our systems in a timely fashion, we could be liable for civil and criminal penalties. The HITECH Act provides a tiered system for assessing the level of each HIPAA privacy violation and, therefore, its penalty:

•	Tier A is for violations in which the offender didn’t realize he or she violated HIPAA and would have handled the matter differently if he or she had. A Tier A violation results in a $100 fine for each violation, and the total imposed for such violations cannot exceed $25,000 for the calendar year.

•	Tier B is for violations due to reasonable cause, but not “willful neglect.” The result is a $1,000 fine for each violation, and the fines cannot exceed $100,000 for the calendar year.

•	Tier C is for violations due to willful neglect that the organization ultimately corrected. The result is a $10,000 fine for each violation, and the fines cannot exceed $250,000 for the calendar year.

•	Tier D is for violations of willful neglect that the organization did not correct. The result is a $50,000 fine for each violation, and the fines cannot exceed $1,500,000 for the calendar year.

The HITECH Act also allows states’ attorneys general to levy fines and seek attorney’s fees from covered entities on behalf of victims. Courts now have the ability to award costs.

It is also possible that third parties could penetrate our network security or otherwise misappropriate patient information and other data. If this happens, our operations could be interrupted, and we may be subject to liability and regulatory action. We may need to devote significant additional financial and other resources to protect against security breaches or to alleviate problems caused by breaches. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information like patient records or credit information.

We may be liable for use of data we provide. If the data is incorrect, we could be liable for product liability or other claims that may be in excess of, or not covered by, our product liability insurance. This may harm our business, financial condition and results of operations.

We provide data for use by healthcare providers in treating patients. Third-party contractors provide us with some of this data. If this data is incorrect or incomplete, adverse consequences may occur and give rise to product liability and other claims against us. In addition, certain of our services provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly to licensed practitioners exposes us to liability for wrongful delivery or handling of health information. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

If we incur costs exceeding our insurance coverage in lawsuits that are brought against us in the future, it could adversely affect our business, financial condition and results of operations.

If we were to become a defendant in any lawsuits involving the manufacture and sale of our products and if our insurance coverage were inadequate to satisfy these liabilities, it may have an adverse effect on our business, financial condition and results of operations.

Our business depends on our intellectual property rights, and if we are unable to protect them, our competitive position may suffer.

Our business plan is predicated on our proprietary systems and technology. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. We protect our proprietary rights through a combination of patents, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of our technology. Misappropriation of our intellectual property would have an adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs and the diversion of management’s time and attention as a result.

If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

We could be subject to intellectual property infringement claims as the number of our competitors grows and our products and applications’ functionality overlaps with competitive products. While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims whether or not such claims are ultimately successful. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

Our failure to license and integrate third-party technologies into our software may harm our business.

We depend upon licenses for some of the technology used in our software and hardware solutions from third-party vendors, including Microsoft and Citrix Systems, and intend to continue licensing technologies from third parties. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure a breach within a specified period of time. Our inability to obtain any of these licenses may delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, we might not be able to modify or adapt our own solutions.

If we do not maintain and expand our business with our existing customers, our business, financial condition and results of operations may be adversely affected.

Our business model depends on the success of our efforts to sell products and services to our existing customers. These customers might choose not to expand their use of our products and services. If we fail to generate additional business from our current customers, our revenue may grow at a slower rate or even decrease.

If we are unable to maintain existing relationships and create new relationships with pharmacy benefits managers and managed care payers, our business, financial condition and results of operations may be adversely affected.

We rely on pharmacy benefits managers to reimburse our physician clients for prescription medications dispensed in their offices. While many of the leading pharmacy benefit managers currently reimburse our physicians for in-office dispensing, none of these payers is under a long-term obligation to do so. If we are unable to increase the number of pharmacy benefits managers that reimburse for in-office dispensing, or if some or all of the payers who currently reimburse physicians decline to do so in the future, utilization of our products and services would decrease and, therefore, our business, financial condition and results of operations may be adversely affected.

Our business depends in part on and will continue to depend in part on our ability to establish and maintain additional strategic relationships. Our failure to establish and maintain these relationships could make it more difficult to expand the reach of our products, which may have a material adverse effect on our business.

To be successful, we must continue to maintain our existing strategic relationships, such as our relationship with Arizona Nutritional Supplements, which manufactures our medical food products, and H.J. Harkins Co., Inc. (“Pharma Pac”), which provides our generic pharmaceuticals, and distributor relationships, and establish additional strategic relationships with leaders in a number of pharmaceutical, healthcare and healthcare information technology industry segments. This is critical to our success because we believe that these relationships contribute towards our ability to extend the reach of our products and services to a larger number of physicians and physician groups and to other participants in the healthcare industry; develop and deploy new products and services; further enhance the Physician Therapeutics brand in the U.S. and the Targeted Medical Pharma brand internationally; and generate additional revenue and cash flows. Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors. We depend, in part, on our strategic partners’ ability to generate increased acceptance and use of our products and services. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business, financial condition and results of operations may suffer.

We must attract quality management in order to manage our growth. Failure to do so may result in slower expansion.

In order to support the growth of our business, we will need to expand our senior management team. We have an active recruitment program for managers, middle managers and senior managers. There is no assurance that we will be capable of attracting quality managers and integrating those individuals into our management system. Without experienced and talented management, the growth of our business may be adversely impacted.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees we need to support our business. Without skilled employees, the quality of our product development and services could diminish and the growth of our business may be slowed, which may have a material adverse effect on our business, financial condition and results of operations.

Our ability to provide high-quality products and services to our clients depends in large part upon our employees’ experience and expertise. We must attract and retain highly qualified personnel with a deep understanding of the pharmaceutical and healthcare information technology industries. In addition, we invest significant time and expense in training our employees, increasing their value to clients as well as to competitors who may seek to recruit them, which would increase the costs of replacing them. If we fail to retain our employees, the quality of our product development and services could diminish and the growth of our business may be slowed. This may have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of our key personnel, we may be unable to replace them, and our business, financial condition and results of operations may be adversely affected.

Our success largely depends on the continued skills, experience, efforts and policies of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of William E. Shell, M.D, our Chief Executive Officer, are integral to the execution of our business strategy. We have an employment agreement with Dr. Shell that will expire, if not renegotiated, in December 2014. We believe that the loss of the services of Dr. Shell could adversely affect our business, financial condition and results of operations. We cannot assure you that we will continue to retain Dr. Shell. We do not maintain key man insurance for any of our key employees.

Our failure to compete successfully could cause our revenue or market share to decline.

The market for our products and services is competitive and is characterized by rapidly evolving industry standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors, which include major pharmaceutical companies with alternatives to our products, may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of consolidation in both the pharmaceutical and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including distribution of products and services, reputation, scientific validity, reliability, accuracy and security, client service, price, and industry expertise and experience. We also face competition from providers of other medication repackaging services and bulk pharmaceutical distributors. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, financial condition and results of operations.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements.

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth could have a significant negative impact on our business, financial condition and results of operations because we may incur unexpected expenses and be unable to meet our customers’ requirements.

In order to expand our business into additional states, we will need to comply with regulatory requirements specific to such state and there can be no assurance that we will be able to initially meet such requirements or that we will be able to maintain compliance on an on-going basis.

Each state has its own regulations concerning physician dispensing, restrictions on the corporate practice of medicine, anti-kick back and false claims. In addition, each state has a board of pharmacy that regulates the sale and distribution of drugs and other therapeutic agents. Some states require a physician to obtain a license to dispense prescription products. When considering the commencement of business in a new state, we solicit the opinion of healthcare counsel regarding the expansion of operations into that state and utilize local counsel when necessary. However, there can be no assurance that we will be able to comply with the regulations of particular states into which we intend to expand or that we will be able to maintain compliance with the states in which we currently distribute our products. Our inability to maintain compliance with the regulations of states into which we currently ship our products or expand our business into additional states may adversely affects our results of operations.

If we are unable to successfully integrate businesses we acquire, our ability to expand our product and service offerings and our customer base may be limited.

In order to expand our product and service offerings and grow our business by reaching new customers, we may acquire businesses that we believe are complementary. The successful integration of acquired businesses is critical to our success. Such acquisitions involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management’s attention from other business concerns, entry into markets in which we have little or no direct prior experience, the potential loss of the acquired company’s key employees and our inability to maintain the goodwill of the acquired businesses. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve expected results or support the amount of consideration paid for such acquired businesses.

The successful implementation of our acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate their operations and technology successfully with our own and maintain the goodwill of the acquired business. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we have. Competition for these acquisition targets may also result in increased prices of acquisition targets.

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Future acquisitions may result in potentially dilutive issuances of equity securities. In addition, future acquisitions may result in the incurrence of debt, the assumption of known and unknown liabilities, the write off of software development costs and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition and results of operations. We could take charges against earnings in connection with acquisitions.

Risks Related to Our Industry

We and our suppliers and manufacturers are subject to a number of existing laws, regulations and industry initiatives and the regulatory environment of the healthcare industry is continuing to change. If it is determined that we or our suppliers or manufacturers are not in compliance with the laws and regulations to which we are subject, our business, financial condition and results of operations may be adversely affected.

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities and our products must be capable of being used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability on a theory that we had assisted our customers in a violation of healthcare laws or regulations. Because of our direct business relationships with physicians and because the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals and laws related to off-label promotion of prescription drugs that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that may adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

Any failure to comply with all applicable federal and state confidentiality requirements for the protection of patient information may result in fines and other liabilities, which may adversely affect our results of operations.

As part of the operation of our business, our physician clients provide to us patient-identifiable medical information. HIPAA grants a number of rights to individuals as to their identifiable confidential medical information (called “Protected Health Information”) and restricts the use and disclosure of Protected Health Information. Failure to comply with these confidentiality requirements may result in penalties and sanctions. In addition, certain state laws may impose independent obligations upon us and our physician clients with respect to patient-identifiable medical information. Moreover, various new laws relating to the acquisition, storage and transmission of patient medical information have been proposed at both the federal and state level. Any failure to comply may result in fines and other liabilities, which may adversely affect our results of operations.

•	Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA and HITECH standards discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the

MMA’s Prescription Drug Benefit. Aspects of our clinical products are affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. For example, regulatory authorities such as the U.S. Department of Health and Human Services’ Center for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and electronic health record (“EHR”) technologies. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

•	Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect providing such technology without cost to third parties. As a company that provides dispensing software systems to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our customers’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we must continue to monitor legislative and regulatory developments that might affect our business practices as they relate to regulatory developments that might affect our business practices as they relate to EHR technologies and pharmaceutical dispensing software systems. We cannot predict the content or effect of possible future regulation on our business practices.

•	Claims Transmission. Our system electronically transmits claims for prescription medications dispensed by physicians to patients’ payers for approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. If we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. As discussed above, the HIPAA Transaction Standards and the HIPAA Security Standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our customers’ HIPAA and HITECH compliance obligations. Furthermore, to the extent that there is some type of security breach it could have a material adverse effect.

•	Medical Devices. The U.S. Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to register and list our products with the FDA; notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires this data, we would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA’s policy with regard to computer software, we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed. The FDA can impose extensive requirements governing pre- and post-market conditions like service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

•	Licensure and Physician Dispensing. As a manufacturer of medical food products and a re-packager and distributor of drugs, we are subject to regulation by and licensure with the FDA, the Drug Enforcement Agency (DEA) and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA’s “good manufacturing practices.” We are subject to periodic inspections of our facilities by regulatory authorities to confirm that we have policies and procedures in place in order to comply with applicable legal requirements. If we do not maintain all necessary licenses, if the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down. In addition to registration/licensure and “good manufacturing practices” compliance issues, federal and certain state laws require recordkeeping and a drug pedigree when a company is involved in the distribution of prescription drugs. Under the pedigree requirements, each person who is engaged in the wholesale distribution of a prescription drug in interstate commerce, who is not the manufacturer or an authorized distributor of record for that drug, must provide to the person who receives the drug, a pedigree for that drug. A drug pedigree is a statement of origin that identifies each prior sale, purchase, or trade of a drug. State laws in this area are not consistent with respect to their requirements, and thus we needs to carefully monitor legal developments in this area. To the extent we are found to violate any applicable federal or state law related to drug pedigree requirements, any such violation could adversely affect our business.

While physician dispensing of medications for profit is allowed in most states, it is limited in a few states. It is possible that certain states may enact further legislation or regulations prohibiting, restricting or further regulating physician dispensing. Similarly, while in a July 2002 Opinion the American Medical Association’s Council on Ethical and Judicial Affairs (CEJA) provides, in relevant part, that “Physicians may dispense drugs within their office practices provided such dispensing primarily benefits the patient.” Although the AMA Code of Medical Ethics does not have the force of law, a negative opinion could in the future adversely affect our business, financial condition and results of operations.

Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as “Stark II,” applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. Stark II, however, includes an exception for the provision of in-office ancillary services, including a physician’s dispensing of outpatient prescription drugs, provided that the physician meets specified requirements. We believe that the physicians who use our system or dispense drugs distributed by us are aware of these requirements, but we do not monitor their compliance and have no assurance that the physicians are in material compliance with Stark II. If it were determined that the physicians who use our system or dispense pharmaceuticals purchased from us were not in compliance with Stark II, it could have an adverse effect on our business, financial condition and results of operations.

As a distributor of prescription drugs to physicians, we are subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. The federal anti-kickback statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase, or in return for recommending or arranging for the referral or purchase, of goods, including drugs, covered by the programs. The federal anti-kickback statute provides a number of statutory exceptions and regulatory “safe harbors” for particular types of transactions. We believe that our arrangements with our customers are in material compliance with the anti-kickback statute and relevant safe harbors. Many states have similar fraud and abuse laws, and we believe that we are in material compliance with those laws. If, however, it were determined that we, as a distributor of prescription drugs to physicians, were not in compliance with the federal anti-kickback statute, we could be subject to liability, and our operations could be curtailed. Moreover, if the activities of our customers or other entity with which we have a business relationship were found to constitute a violation of the federal anti-kickback law and we, as a result of the provision of products or services to such customer or entity, were found to have knowingly participated in such activities, we could be subject to sanction or liability under such laws, including civil and/or criminal penalties, as well as exclusion from government health programs. As a result of exclusion from government health programs, neither products nor services could be provided to any beneficiaries of any federal healthcare program.

Increased government involvement in healthcare could adversely affect our business.

U.S. healthcare system reform under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Patient Protection and Affordable Care Act of 2010. U.S. and other initiatives at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. While no federal price controls are included in the Medicare Prescription Drug, Improvement and Modernization Act, any legislation that reduces physician incentives to dispense medications in their offices could adversely affect physician acceptance of our products. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and curtailing broad acceptance of our products and services. Additionally, new safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to such law may alter the competitive landscape, as such new safe harbors and exceptions allow hospitals and certain other donors to donate certain items and services used in electronic prescription systems and electronic health records systems. These new safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for us to work with physicians’ offices. In addition, the federal government and state governments, including Florida, have imposed or may in the future impose pedigree requirements for pharmaceutical distribution. Our medications business is required to comply with any current regulations relating to pharmaceutical distribution and will be required to comply with any future regulations and such compliance may impose additional costs on our business.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and pharmacy benefits managers consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. If we were forced to reduce our prices, our business would become less profitable unless we were able to achieve corresponding reductions in our expenses.

Risks Related to Our Common Stock

There is no active public trading market for our common stock. Until an active public trading market is established, you may not be able to sell your common stock if you need to liquidate your investment.

There is currently no active public market for our common stock. An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the market value of your common stock and increase the volatility of prices paid for shares of our common stock. An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

In the event a market develops for our common stock, the market price of our common stock may be volatile and may decline in value.

In the event a market develops for our common stock, the market price of our common stock may be volatile and may decline in value. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We will incur increased costs as a public company which may affect our profitability.

Prior to the Reorganization, Targeted Medical Pharma operated as a private company in California. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, required changes in corporate governance practices of public companies. Compliance with these rules and regulations significantly increased our legal and financial compliance costs and some activities have become more time-consuming and costly. For example, we are required adopt policies regarding internal controls and disclosure controls and procedures. Management may need to increase compensation for senior executive officers, engage senior financial officers who are able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company. Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

As a result of being a fully reporting company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and we are subject to other requirements that are burdensome and costly. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish reports by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year. These assessments need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management's assessment of our internal controls.

To comply with these requirements, we may need to acquire or upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and finance staff. If we are unable to establish our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, if we are unable to conclude that our internal control over financial reporting is effective or that our disclosure controls and procedures are effective, as we were unable to do for the year ended December 31, 2011, we could lose investor confidence in the accuracy and completeness of our financial reports.

Failure to comply with the new rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

SEC Rule 15g-9 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. In the event the price of our shares of common stock falls below $5.00 per share, our shares will be considered to be penny stocks. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person’s account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker-dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which sets forth:

•	the basis on which the broker-dealer made the suitability determination, and

•	that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We also established an incentive compensation plan for our management and employees. We have granted options to purchase shares of our common stock and warrants to purchase our common stock to our directors, employees and consultants and we will grant additional options and warrants in the future. The issuance of shares of our common stock upon the exercise of these options and warrants will also result in dilution to our stockholders.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 20,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Company leases approximately 4,594 square feet of general office space at 2980 Beverly Glen Circle, Los Angeles, CA 90077. The Company and its subsidiary’s principal executive offices are located in such space. In addition, we lease several smaller storage spaces on a month-to-month basis. In general, we believe that our properties are well-maintained, adequate and suitable for their purposes.

Item 3.	Legal Proceedings.

We are involved in various legal matters arising in the normal course of business.  We do not believe that any such matters will have a material impact on our results of operations and financial position.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common stock.

Record Holders

As of April 16, 2012, there were approximately 348 stockholders of record holding a total of 21,949,576 shares of common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Sales of Unregistered Securities

During the period covered by this report we issued 16,000 shares in restricted stock grants that were not registered under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,307,408	$2.93	1,406,556
Equity compensation plans not approved by security holders	None		None
Total	2,307,408		1,406,556

On January 31, 2011, the Company’s Board of Directors and stockholders approved the 2011 Targeted Medical Pharma, Inc. Stock Incentive Plan (the “Plan”), pursuant to which 3,000,000 shares of common stock are reserved for issuance pursuant to awards under the Plan. As of April 16, 2012, options for 10,353 shares have been granted under this plan in addition to the options for 1,583,091 shares that were outstanding as of December 31, 2011.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue and short- and long-term cash needs. In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in “Risk Factors.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Quarterly Report on Form 10-Q.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our registration statement on form S-1, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Adverse economic conditions;
•	inability to raise sufficient additional capital to operate our business;
•	the commercial success and market acceptance of any of our products;
•	the maintenance of our products in the FDA National Drug Code database;
•	the timing and outcome of clinical studies;
•	the outcome of potential future regulatory actions, including inspections from the FDA;
•	unexpected regulatory changes, including unanticipated changes to workers compensation state laws and/or regulations;
•	the expectation that we will be able to maintain adequate inventories of our commercial products;
•	the results of our internal research and development efforts;
•	the adequacy of our intellectual property protections and expiration dates on our patents and products;
•	the inability to attract and retain qualified senior management and technical personnel;
•	the potential impact, if any, of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 on our business;
•	our plans to develop other product candidates.

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

RECENT HIGHLIGHTS OF THE COMPANY

•	Rapid growth of product shipments;
•	FDA registration of convenience kits in the FDA National Drug Code Database;
•	Addition of new distributors and sales representatives;
•	Publication of the results of controlled clinical trials in peer-reviewed journals;
•	Issuance of additional patents on our products;
•	Growth of our CCPI subsidiary to support the dispensing activity of approximately 150 physician clients through the use of our PDRx software and the claims submission process on behalf of such physician clients relating to our products;
•	Expansion of CCPI’s claims submission automation and further upgrades of the PDRx software;

•	Contracts with major pharmacy benefit managers to support point-of-care physician reimbursement;

Contract with a distributor to nursing homes

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Restated
	Year Ended		Year Ended
	December 31,		December 31,
		% of		% of
	2011	Sales	2010	Sales
Revenues:
Product Sales	$8,282,734	94.0%	$6,544,311	85.9%
Service Revenue	526,934	6.0%	1,078,166	14.1%
Total Revenue	8,809,668	100.0%	7,622,477	100.0%

Cost of Product Sold	1,249,522	14.2%	1,228,722	16.1%
Cost of Services Sold	1,507,511	17.1%	1,343,770	17.6%
Total Cost of Sales	2,757,033	31.3%	2,572,492	33.7%

Total Gross Profit	6,052,635	68.7%	5,049,985	66.3%

Operating Expenses:
Research and Development	163,081	1.9%	320,106	4.2%
Selling, General and Administrative	11,670,092	132.5%	6,305,805	82.7%
Total Operating Expenses	11,833,173	134.4%	6,625,911	86.9%
Net Income (Loss) before Other Income	(5,780,538)	-65.7%	(1,575,926)	-20.6%
Other Income and Expense
Interest Income (Expense)	(875,783)	-9.9%	-	0.0%
Grant Income	-	0.0%	733,439	9.6%
Investment Income	7,641	0.1%	3,970	0.1%
Total Other Income	(868,142)	9.8%	737,409	9.7%

Net Income (Loss) before Taxes	(6,648,680)	-75.5%	(838,517)	-10.9%
Income Taxes	-	0.0%	-	0.0%
Deferred Income Tax (Benefit)	(2,471,630)	-28.1%	(4,087,920)	-53.6%
Net Income (Loss) before Comprehensive Income	(4,177,050)	-47.4%	3,249,403	42.7%
Unrealized Gain or (Loss) on Investments	(3,209)	0.0%	1,530	0.0%
Reclassification for losses included in Net Income	-	0.0%	3,659	0.0%
Reclassification for losses included in Net Income		0.0%	-	0.0%
Comprehensive Income (Loss)	$(4,180,259)	-47.4%	$3,254,592	42.7%

Revenue

Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of four years to collect, it was determined that these revenues did not meet the criteria for recognition in accordance with SAB Topic 13, Revenue Recognition. These revenues are required to be recorded when collectability is reasonably assured, which in the case of these two business models, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice. We have recorded revenues for 2011 on this basis and restated revenues for the 2010 period. As a result revenues for the two periods are substantially lower that what would have been reported for 2011 and what was reported for 2010. Accounts receivable as now reported are lower by over $33 million from what would have been reported for December 31, 2011 without the change in revenue recognition policy. Details of our restatement of previously reported results are included in note number 15. to our audited financial statements found elsewhere in this report.

Total revenue for the 12 months ended December 31, 2011 increased $1,187,191 , or 15.6%, to $8,809,668 from the restated amount of $7,622,477 for the 12 months ended December 31, 2010. Product revenue increased $1,738,423, or 26.6%, from the restated prior year $6,544,311 to $8,282,734, primarily due to increased collections in our PMM and Hybrid businesses.. Product revenue for the respective periods is further described in the following schedule:

Revenue
Recognition
Basis	2011	2010
PMM/Hybrid cash	4,937,529	3,134,775
Direct/Distributor accrual	3,483,474	3,535,561
Credits	(138,269)	(126,025)
Total	8,282,734	6,544,311

2011 revenues exclude $3,052,793 in amounts invoiced in 2011 to a new distributor under a contract that requires minimum purchases of $8,000,000 by September 30, 2012 in connection with sale of our products to nursing homes. The entire invoiced amount of $3,052,793 was outstanding at December 31, 2011. Because this is a substantial new account with limited payment history, and limited operating history, collectability cannot be reasonably assured at the time of sale. We expect revenue will be recognized in 2012 on a cash basis as payments are received.

Service revenue decreased $551,232 or 51.1%, from $1,078,166 in the prior year to $526,934 due to a decrease in the billing service fee percentage by CCPI, our billing and claims collection subsidiary. Starting with the quarter ended June 30, 2011 we decreased the CCPI fee charged to physician clients as a courtesy under our billing and collection services.

Cost of Products Sold

The cost of products sold for the 12 months ended December 31, 2011 increased $20,800, or 1.7%, from $1,228,722 to $1,249,522 and the percentage of cost of product sold to product revenue decreased from 15.1% for the 12 months ended December 31, 2011 compared to 18.8% for the 12 months ended December 31, 2010. This decreased percentage is primarily due to the change in revenue recognition policy whereby costs of products shipped is expensed on a current basis while revenue is recognized on payment under our PMM and Hybrid Models. Cash-based revenue increased at a greater rate than shipments.

Cost of Services Sold

The cost of services sold for the 12 months ended December 31, 2011 increased $163,741, or 12.2%, from $1,343,770 for the 12 months ended December 31, 2010 to $1,507,511 for the 12 months ended December 31, 2011 and the percentage cost of service sold to service revenue increased from 125% to 286% in those periods. These costs increased primarily because we increased our collections staff to handle increased billing and collections processing activity and because revenue is not recognized until received While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods. Starting with the quarter ended June 30, 2011 we decreased the CCPI fee charged to physician clients as a courtesy under our billing and collection services.

Operating Expenses

Operating expenses for the 12 months ended December 31, 2011 increased $5,207,262 or 78.6%, to $11,833,173 from $6,625,911 for the 12 months ended December 31, 2010 and increased from 86.9% of revenue to 134% of revenue. Operating expenses consist of research and development expense and selling, and general and administrative expenses. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the 12 months ended December 31, 2011 decreased $157,025, or 49.1%, to $163,081 from $320,106 for the 12 months ended December 31, 2010 primarily due to a lower level of research and development activity. The level of expense varies from year to year depending on the number of clinical trials that we have in progress. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling, General and Administrative Expense

Selling, general and administrative expense, including facility expenses, professional fees, marketing, office expenses, travel and entertainment and provision for bad debt for the 12 months ended December 31, 2011 increased $5,364,287 or 85.1%, to $11,670,092 from $6,305,805 for the 12 months ended December 31, 2010. The increase in general and administrative expense was primarily due to higher professional fees and filing costs associated with the filing of an S-1, associated expenses in connection with preparations to become a public company , an increase in legal fees related to regulatory compliance, and the accrual of $675,000 in salary continuation death benefit to the estate of our former chairman Elizabeth Charuvastra who died on September 26, 2011.

Current and Deferred Income Taxes

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We intend to file amended tax returns for 2010 and to file our 2011 returns using a change in accounting method consistent with our financial results restatement. We believe that filing such returns will suspend collection and enforcement efforts by both the IRS and the FTB. We further understand that filing such returns will likely result in tax audits on the part of both agencies. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.

We had no current income tax expense in 2011 or in the restated year of 2010. Deferred income tax benefit for the 12 months ended December 31, 2011 decreased $1,616,290 or 39.5%, to $2,471,630 from $4,087,920 for the 12 months ended December 31, 2010.

Net Income

Net Loss for the 12 months ended December 31, 2011 was $4,177,050 compared to net income of $3,249,403 for the 12 months ended December 31, 2010. The decrease in net income was primarily due to a $ 5,207,262 increase in operating expenses described above and the $750,000 accrual of interest expense and penalties on unpaid income taxes.

FINANCIAL CONDITION

Our negative working capital of $4,685,455 as of December 31, 2011 decreased $4,857,702 from our December 31, 2010 working capital of $172,247. Accounts receivable increased from $455,458 on December 31, 2010 to $899,493 on December 31,. This increase in accounts receivable was offset by a $2,204,948 increase in notes payable to related parties (before discounts resulting from the issuance of warrants) , and an increase of $3,430,379 in accounts payable and accrued expenses.

Accounts Receivable

As a result of our change in revenue recognition policy, as of December 31, 2011 we now have $33,767,274 in unrecorded revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecorded revenues including cost of products sold have already been reflected in our financial statements. In addition, due to loss carry forwards we should not incur current tax liabilities for a substantial portion of these unrecorded revenues. Unrecorded revenues increased by $10,829,608 or 47.2% in the 12 months ended December 31, 2011 compared with the 12 months ended December 31, 2010. The $33,767,274 in unrecorded revenues by year are as follows:

Year ended December 31, 2011	$10,829,606

Year ended December 31, 2011	$11,492,962

Year ended December 31, 2011	$11,444,706

See the “Business Model” discussion above and the discussions of “Revenue Recognition”, , and “Allowance for Doubtful Accounts” under the “Critical Accounting Policies” discussion below.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans. During the 12 months ended December 31, 2011 we borrowed $2,204,948 from related parties.   Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2011 and 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams.

Through December 31, 2009, we reported income to the Internal Revenue Service on the cash basis. Beginning with the year ended December 31, 2010, we reported our taxable income on the accrual basis as of, for the quarter ended December 31, 2010; we surpassed the gross receipts threshold set in the Internal Revenue Code of 1986, as amended, which requires a switch from cash to accrual method. The impact of this change in reporting method is that more income taxes are current under the accrual method compared to defer under the cash method.

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due and has not made estimated tax payments for the 2011 tax year. The Company had entered into agreements with the Internal Revenue Service and the California Franchise Tax Board to extend the payment of these taxes over a mutually agreeable period of time, both of which agreements were amended in October 2011. Thus far, we have paid $450,000 of the approximately $3,600,000 owed to the IRS and $175,000 of the approximately $1,000,000 owed to the California Franchise Tax Board.

On July 22, 2011 we reached an informal agreement with the FTB that provided for payments as follows:

•	$50,000 by August 20, 2011
•	$100,000 by September 20, 2011
•	$100,000 by October 20, 2011
•	Payment in full of all remaining prior year liabilities by December 1, 2011

During this time no action was to be taken by the FTB to enforce collections provided that we made payments according to the schedule above.

Actual payments were made as follows:

-	$50,000 on August 20,2011
-	$100,000 on September 21, 2011
-	$25,000 on October 20, 2011

The reduced October payment was approved in advance by the FTB with the proviso that the previous commitment to pay all remaining prior year liabilities by December 1, 2011 be met.

The IRS filed a lien notice on July 14, 2011 that would have become effective July 29 if not appealed by July 28. On July 27, 2011 we filed an appeal including a proposed repayment schedule with the IRS. On August 9, 2011 we reached an informal agreement with the IRS in which it agreed to enter into a formal agreement including a payment plan contingent on the Company making an initial payment on August 20, 2011 of $100,000. Additional payments were to be made as follows:

•	$150,000 by September 20, 2011
•	$200,000 by October 20, 2011
•	Payment in full of all remaining prior year liabilities by November 20, 2011

During this time no action was taken by the FTB to enforce collections provided that we make payments according to the schedule above.

Actual payments were made as follows:

-	$100,000 on August 20,2011
-	$150,000 on September 21, 2011
-	$100,000 on October 20, 2011
-	$100,000 on November 21, 2011

The reduced October payment was approved in advance by the IRS with the proviso that the previous commitment to pay all remaining prior year liabilities by November 20, 2011 be met.

We were unable to pay the lump sum balances due for 2010 to either the IRS or the California Franchise Tax Board (“FTB) by the deadlines prescribed by the amended agreements. On November 29, 2011 the FTB sent the Company a “Corporation Final Notice Before Levy” requesting payment of $914,706 by December 13, 2011. We informed the FTB that we were pursuing fundraising efforts that might allow us to make the payments in January 2012. We have kept the FTB up to date on these efforts and the FTB has delayed collection enforcement efforts as of February 1, 2010. On January 24, 2012 the IRS sent a “Notice of Federal Lien” requesting payment of $3,466,519 by February 2, 2012. We have also kept the IRS up to date on our fundraising efforts but had not received any communication that it would not pursue its collection efforts relating to 2010 tax liabilities. The IRS filed a general lien on February 17, 2012. We subsequently communicated to both the IRS and the FTB. In order to delay the IRS from taking any enforcement actions in the event we are unable to pay the 2010 federal tax liabilities in full the IRS has proposed that in lieu of that we commence monthly payments of $150,000 on March 28, 2012. We did not make this payment. The FTB has not filed a lien but has agreed not to pursue collection efforts if we pay the 2010 liabilities in full or in the event we cannot do that, to commence monthly installment payments of $100,000 beginning on April 20, 2012.

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We intend to file amended tax returns for 2010 and to file our 2011 returns using a change in accounting method consistent with our financial results restatement. We believe that filing such returns will suspend collection and enforcement efforts by both the IRS and the FTB. We further understand that filing such returns will likely result in tax audits on the part of both agencies. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts. As of April 16, 2012 we have not received any further communications from either agency regarding enforcement or collection efforts.

On October 5, 2010, we entered into an engagement agreement with Sunrise Securities Corp. for a firm commitment underwriting of a $20 million minimum to $30 million maximum financing, with a 15% overallotment, of our common stock. We filed a registration statement on Form S-1 with the Securities and Exchange Commission on February 14, 2011 relating to the Company’s initial public offering, which registration statement has not been declared effective. We terminated the agreement with Sunrise on November 22, 2011.

On February 2, 2012 we entered into an agreement with Roth Capital Partners (“Roth”) for an initial public offering engagement wherein Roth will act as the Company’s managing underwriter/sole book-running manager in connection with a proposed the initial public offering of our common stock.

Net cash used by operating activities for the 12 months ended December 31, 2011 was $2,585,590 compared to $579,400 cash generated by operating activities for the 12 months ended December 31, 2010.  Cash used by investing activities for the 12 months ended December 31, 2011 was $267,908 compared to cash used of $404,702 for the 12 months ended December 31, 2010 . During the 12 months ended December 31, 2011 and 2010, we incurred internal software development costs for our PDRx claims management and collection system of $ 430,039 and $510,188 respectively and purchased property and equipment of $82,285 and $196,567 respectively. Historically, capital expenditures have been financed by cash from operating activities. Net sales of investments were $244,416 for the period ended December 31, 2011 and $302,053 in the 12 months ended December 31, 2010. All purchases were of highly liquid market investments.

Borrowing of $2,204,948 from related parties partially offset these negative cash flows but we experienced a reduction in cash and cash equivalents of $648,550 in the 12 months ended December 31, 2011. The increase in shipments to PMM and Hybrid customers and the claims filed on their behalf and potential collections by CCPI are expected to benefit cash flow in future years as we reach the point in the collection cycle where the previous unrecognized revenue is collected (but we will likely incur a similar phenomenon in future years if revenues from worker’s compensation increases dramatically). The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycles such as workers compensation to markets with shorter collection cycles such as private insurance or Medicare, nursing homes and online prescriptions.

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

CONTRACTUAL OBLIGATIONS

The Company leases its operating facility under a lease agreement expiring February 28, 2015 at the rate of $13,900 per month and several smaller storage spaces on a month-to-month basis. The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility.

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

Allowance for doubtful accounts

Under the direct sales to physician and direct sales to distributor models, product is sold under terms that allow substantial discounts (40-88%) for payment within terms. With such substantial discounts, it is rare that an invoice is not paid within terms. We have not experienced any write offs associated with these revenue models.

Under the Company’s physician managed model and hybrid model, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. Extended collection periods are typical in the workers compensation industry with payment terms extending from 45 days to in excess of four years. The physician remains personally liable for purchases of product from TMP and, during this long collection cycle, TMP retains a security interest in all products sold to the physician along with the claims receivable that result from sales of the products. CCPI maintains an accounting of all managed accounts receivable on behalf of the physician and regularly reports to the physician. As described above, due to uncertainties as to the timing and collectability of revenues derived from these models, revenue is recorded when payment is received therefore no allowance for doubtful accounts is necessary.

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

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No asset impairment was recorded at December 31, 2011 or at December 31, 2010.

Intangible assets

Indefinite lived intangible assets are measured for impairment at least annually, and more often when events indicate that an impairment may exist. Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx system), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.

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

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

At December 31,	2011	2010

Options outstanding	941,357	291,347

Research and development

Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities on our behalf, we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most contract research agreements include a ten year records retention and maintenance requirement. Typically, we expense 50% of the contract amount upon completion of the clinical trials and 50% over the remainder of the record retention requirements under the contract research organization contract.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Targeted Medical Pharma, Inc.

We have audited the accompanying consolidated balance sheets of Targeted Medical Pharma, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. Targeted Medical Pharma, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Targeted Medical Pharma, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the Company restated its previously issued consolidated financial statements to correct its error in the application of an accounting principal concerning revenue recognition. Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of four years to collect, it was determined that these revenues did not meet the criteria for recognition in accordance with SAB Topic 13, Revenue Recognition. These revenues are required to be recorded when collectability is reasonably assured, which in the case of these business models, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 16, 2012

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and December 31, 2010

		Restated
	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash and Cash Equivalents	$147,364	$795,914
Investments	-	244,416
Inventory	495,821	365,350
Accounts Receivable - Net of Allowance for Doubtful Accounts	899,493	455,458
Loans Receivable - Employees	23,360	29,738
Prepaid Expenses - Short Term (1)	1,033,509	280,989
Deferred Tax Asset - Short Term	300,170	30,773
Total Current Assets	2,899,717	2,202,638
Long Term Accounts Receivable	-	-
Property and Equipment - Net of Accumulated Depreciation	411,823	535,488
Intangible Assets - Net of Accumulated Amortization	2,387,801	2,201,690
Prepaid Expenses - Long Term	111,259	202,073
Deferred Tax Asset - Long Term	2,951,857	696,331
Other Assets	26,000	26,000
Total Assets	$8,788,457	$5,864,220

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts Payable and Accrued Expenses	$5,035,086	$1,558,814
Notes Payable-Related Parties net of $566,439 discount on warrants issued	1,775,561	300,000
Other Amounts due to Related Parties	602,948	-
Taxes Payable	-	-
Deferred Tax Liability - Current	171,577	171,577
Total Current Liabilities	7,585,172	2,030,391
Deferred Income Taxes	988,980	935,687
Total Liabilities	8,574,152	2,966,078

Shareholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 21,949,576 and 18,308,576 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	21,950	18,309
Additional Paid-In Capital	4,684,095	3,191,314
Accumulated Deficit	(4,491,740)	(314,690)
Accumulated Other Comprehensive Income (Loss)	-	3,209
Total Shareholders' Equity	214,305	2,898,142
Total Liabilities and Shareholders' Equity	$8,788,457	$5,864,220

1)	Prepaid Expenses includes prepaid income taxes of $792,301 and $167,301 for the years ended December 31, 2011 and 2010 respectively

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2011 and 2010

	Year ended
	December 31,
		Restated
	2011	2010

Revenues:
Product Sales	$8,282,734	$6,544,311
Service Revenue	526,934	1,078,166
Total Revenue	8,809,668	7,622,477

Cost of Product Sold	1,249,522	1,228,722
Cost of Services Sold	1,507,511	1,343,770
Total Cost of Sales	2,757,033	2,572,492

Total Gross Profit	6,052,635	5,049,985
	-
Operating Expenses:
Research and Development	163,081	320,106
Selling, General and Administrative	11,670,092	6,305,805
Total Operating Expenses	11,833,173	6,625,911

Net Income (Loss) before Other Income	(5,780,538)	(1,575,926)

Other Income and Expense:
Interest Income (Expense)	(875,783)	-
Grant Income		733,439
Investment Income (Loss)	7,641	3,970
Total Other Income and (Expense)	(868,142)	737,409

Net Income (Loss) before Taxes	(6,648,680)	(838,517)
Income Taxes	-	-
Deferred Income Tax Expense (Benefit)	(2,471,630)	(4,087,920)
Net Income (Loss) before Comprehensive Income	(4,177,050)	3,249,403
Unrealized Gain or (Loss) on Investments	-	1,530
Reclassification for losses included in Net Income	(3,209)	3,659
Comprehensive Income (Loss)	$(4,180,259)	$3,254,592

Basic Loss Per Share	$(0.19)	$0.18
Diluted Loss Per Share	$(0.19)	$0.18
Basic Weighted Average Number of Common Shares Outstanding	21,949,576	18,301,485
Diluted Weighted Average Number of Common Shares Outstanding	22,678,788	18,493,173

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended December 31, 2010 (Restated) and December 31, 2011

	Number of Shares of Common Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance - January 1, 2010 (1)-Restated	18,313,455	$18,314	$3,057,804	$(3,564,093)	$(1,980)	(489,955)
Stock Issued for Services	14,789	15	49,985	-	-	50,000
Shares Retired	(19,668)	(20)	20	-	-	-
Stock Option Expense	-	-	83,505	-	-	83,505
Net Income	-	-	-	3,249,403	-	3,249,403
Unrealized Gain on Investments	-	-	-	-	5,189	5,189
Balance - December 31, 2010-Restated	18,308,576	18,309	3,191,314	(314,690)	3,209	2,898,142
Stock Issued for Services	16,000	16	40,784	-	-	40,800
Shares issued to existing shell shareholders in the reorganization	3,625,000	3,625	(503,625)	-	-	(500,000)
Reclassification of Gains to Net Income	-	-	-	-	(3,209)	(3,209)
Warrants Issued in connection with loans from related party			591,702			591,702
Stock Option Expense	-	-	1,363,920	-	-	1,363,920
Net Loss	-	-	-	(4,177,050)	-	(4,177,050)
Balance - December 31, 2011	21,949,576	$21,950	$4,684,095	$(4,491,740)	$-	$214,305

(1) The stockholders' equity has been recapitalized to give effect to the shares exchanged by existing shareholders pursuant to the merger agreement dated January 31, 2011, more fully discussed in Note 7 to these financial statements.

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

12 Months ended December 31, 2011 and 2010

	Year Ended
	December 31
		Restated
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$(4,177,050)	3,249,403
Adjustments:
Depreciation and Amortization	457,824	328,257
Stock Option Compensation	1,363,918	83,505
Stock Issued for Services	40,800	50,000
Deferred Income Taxes	(2,471,630)	(4,087,920)
Bad Debts Expense	-	-
Changes:

Inventory	(130,471)	(12,464)
Accounts Receivable	(444,035)	(110,443)
Loans Receivable - Employees	6,378	93,699
Prepaid Expenses	(661,703)	(87,188)
Deferred Tax Asset	(53,293)	3,634,917
Other Assets	-
Accounts Payable and Accrued Expenses	3,430,379	1,148,770
Taxes Payable		(76,199)
Deferred Tax Liability	53,293	(3,634,937)
Net Cash Flows from Operating Activities	(2,585,590)	579,400

Cash Flows from Investing Activities:
Net Sales or (Purchases) of Investments	244,416	302,053
Acquisition of Intangible Assets	(430,039)	(510,188)
Purchases of Property and Equipment	(82,285)	(196,567)
Net Cash Flows from Investing Activities	(267,908)	(404,702)

Cash Flows from Financing Activities	-	-
Proceeds from Issuance of Common Stock	-	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	-	-
Notes Payable-Related Parties	1,602,000	300,000
Due to Related Parties	602,948	-
Net Cash Flows from Financing Activities	2,204,948	300,000

Net Change in Cash and Cash Equivalents	(648,550)	474,698
Cash and Cash Equivalents - Beginning of Year	795,914	321,216
Cash and Cash Equivalents - End of Period	$147,364	$795,914

Supplemental Disclosure of Cash Flow Information
Interest Paid	-	-
Interest Expense	10,400	-

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

Segment Information:

The Company had revenue outside of the United States of $455,200 and $191,800 for the years ended December 31, 2011 and 2010, respectively. The Company’s operations are organized into two reportable segments: TMP and CCPI.

•	TMP: This segment includes PTL and LIS as described above. This segment develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property and is responsible for research and development relating to medical food products and the development of software used for the dispensation and billing of medical foods, generic and branded products. The TMP segment also manages contracts and chargebacks.

•	CCPI: This segment provides point-of-care dispensing solutions and billing and collections services. It is responsible for the research and development of billing software and methodologies and the customization of hardware that supports dispensing, billing and collection operations.

Segment Information for the 12 months ended December 31,

2011	Total	TMP	CCPI
Gross Sales	$8,809,668	$8,282,734	$526,934
Gross Profit	$6,052,635	$7,033,212	$(980,577)
Comprehensive Income (Loss)	$(4,180,259)	$(3,089,429)	$(1,090,830)
Total Assets	$8,788,457	$12,655,205	$(3,866,748)
less Eliminations	$-	$(3,979,936)	$3,979,936
Net Total Assets	$8,788,457	$8,675,269	$113,188

2010 (Restated)
Gross Sales	$7,622,477	$6,544,311	$1,078,166
Gross Profit	$5,049,985	$5,315,589	$(265,604)
Comprehensive Income (Loss)	$3,254,592	$3,565,666	$(311,074)
Total Assets	$5,864,220	$6,536,761	$(672,541)
less Eliminations	$-	$(777,416)	$777,416
Net Total Assets	$5,864,220	$5,759,345	$104,875

Note 2: Summary of Significant Accounting Policies

Going concern: – The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the year ended December 31, 2011 totaling $4,177,050 as well as accumulated deficit amounting to $4,491,737. Further the Company appears to have inadequate cash and cash equivalents of $147,364 as of December 31, 2011 to cover projected operating costs for the next 12 months. As a result, the Company is dependent upon further financing, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and/or additional sales of its common stock development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams. There is no assurance that the Company will be successful in raising additional capital.

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

TMP markets medical foods and generic and branded pharmaceuticals through employed sales representatives, independent distributors and pharmacies. Product sales are invoiced upon shipment at Average Wholesale Price (“AWP”), which is a commonly used term in the industry, with varying rapid pay discounts, under four models: Physician Direct Sales, Distributor Direct Sales, Physician Managed and Hybrid.

Revenue Recognition:

Under the following revenue models product sales are invoiced upon shipment:

•	Physician Direct Sales Model (1% of revenue for 12 months ended December 31, 2011): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•	Distributor Direct Sales Model (40% of revenue for 12 months ended December 31, 2011): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid models described below, which can take in excess of four years to collect, we have determined that these revenues did not meet the criteria for recognition in accordance with SAB Topic 13, Revenue Recognition. These revenues are therefore required to be recorded when collectability is reasonably assured, which the Company has determined is when the payment is received.

•	Physician Managed Model (48% of revenue for 12 months ended December 31, 2011): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance.

•	Hybrid Model (11% of revenue for 12 months ended December 31, 2011): Under this model, a distributor purchase products from TMP and sell those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance.

In 2011 and 2010, the Company issued billings to Physician Managed and Hybrid model customers aggregating $16.16 million and $15.70 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with these revenues are expensed as incurred. Direct costs associated with these billings aggregating $1,249,522 and $1,228,722 respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $4,937,529 and $3,134,775 in 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company had contractual receivables from its Physician Managed and Hybrid model customers totaling $33,767,275 and $22,937,666 respectively, which are not reflected in the accompanying consolidated balance sheet as of such dates and will be recorded as revenue only when payment is made.

CCPI receives no revenue in the physician direct or distributor direct models because it does not provide collection and billing services to these customers. In the Physician Managed and Hybrid models, CCPI has a billing and claims processing service agreement with the physician. That agreement includes a service fee defined as a percentage of collections on all claims. Because fees are only earned by CCPI upon collection of the claim and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time that collections are received.

No returns of products are allowed except products damaged in shipment, which has been insignificant.

The rapid pay discounts to the AWP offered to the physician or distributor, under the models described above, vary based upon the expected payment term from the physician or distributor. The discounts are derived from the Company’s historical experience of the collection rates from internal sources and updated for facts and circumstances and known trends and conditions in the industry, as appropriate. As described in the models above, we recognize provisions for rapid pay discounts in the same period in which the related revenue is recorded. We believe that our current provisions appropriately reflect our exposure for rapid pay discounts. These rapid pay discounts, have typically ranged from 40% to 88% of Average Wholesale Price and we have monitored our experience ratio periodically over the prior twelve months and have made adjustments as appropriate.

Allowance for doubtful accounts: Under the direct sales to physician and direct sales to distributor models, product is sold under terms that allow substantial discounts (40-88%) for payment within terms. With such substantial discounts, it is rare that an invoice is not paid within terms. We have not experienced any write offs associated with these revenue models.

Under the Company’s physician managed model and hybrid model, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client . Extended collection periods are typical in the workers compensation industry with payment terms extending from 45 days to in excess of four years. The physician remains personally liable for purchases of product from TMP and, during this long collection cycle, TMP retains a security interest in all products sold to the physician along with the claims receivable that result from sales of the products. CCPI maintains an accounting of all managed accounts receivable on behalf of the physician and regularly reports to the physician. As described above, due to uncertainties as to the timing and collectability of revenues derived from these models, revenue is recorded when payment is received therefore no allowance for doubtful accounts is necessary.

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

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No asset impairment was recorded for the 12 months ended December 31, 2011 or 2010.

Intangible assets: Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist the intangible assets are written down to fair value as required. No asset impairment was recorded for the 12 months ended December 31, 2011 or 2010.

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

	December 31, 2011	December 31, 2010
Options shares excluded	941,357	291,347

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

Note 3: Net Property and Equipment

Net Property and Equipment for the year ending December 31,	2011	2010

Computer Equipment	$589,813	$547,642
Furniture and Fixtures	237,923	215,794
Leasehold Improvements	230,465	212,480
Total, at cost	$1,058,201	$975,916
Accumulated Depreciation and Amortization	(646,378)	(440,428)
Total Property and Equipment	$411,823	$535,488

Depreciation expense for the years ended December 31, 2011 and 2010 was $205,950 and $176,420, respectively. Depreciation included in Cost of Services for the years ended December 31, 2011 and 2010 was $102,975 and $88,310. No depreciation is recorded in Cost of Product Sales since all production for TMP is outsourced to a third party and stored at an outsourced facility. All TMP depreciation is recorded as part of general and administrative expenses.

Note 4: Stock Based Compensation

For the 12 months ended December 31, 2011 and 2010, the Company recorded compensation costs for options amounting to $1,363,918 and $83,505 respectively. . A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital. No tax deduction is allowed for incentive stock options (ISO). Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

The fair value of options granted in the 12 months ended December 31, 2011 was determined using the following assumptions:

•	Volatility factors of 83-97% were based on similar companies;
•	Expected terms of 5.25-6 years based on one-half of the average of the vesting term and the ten year expiration of the option grant;
•	A dividend rate of zero; and
•	The risk free rate was the treasury rate with a maturity of the expected term (.90% to 2.46%).

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price

Outstanding at January 1, 2011	566,424	$2.11
Options granted during 2011	1,382,538	$2.96
Options exercised during 2011	0
Options forfeited during 2011	365,871	$2.62
Outstanding at December 31, 2011	1,583,091	$2.73
Exercisable at December 31, 2011	1,147,909	$2.49

The following table summarizes the status of the Company’s aggregate non-vested shares

	Number of Non-vested Shares	Weighted Average fair Value at Grant Date

Non-vested at December 31, 2010	206,310	$1.07
Granted in 12 months ended December 31, 2011	1,382,538	$2.10
Forfeited in 12 months ended December 31, 2011	365,871	$1.76
Vested in 12 months ended December 31, 2011	941,599	$1.61
Non-vested at December 31, 2011	435,182	$1.66
Exercisable at December 31, 2011	1,147,909	$1.30
Outstanding at December 31, 2011	1,583,091	$1.40

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

The fair value of warrants issued in connection with certain loans made by related parties during the 12 months ended December 31, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

•	Stock price of $2.55
•	Exercise price of $3.38
•	Volatility factor of 96.66% based on similar companies;
•	Expected term of 5 years based on the term of the warrant;
•	A dividend rate of zero; and
•	The risk free rate of 0.90%

The following table summarizes the status of the Company’s outstanding warrants

	Note	Interest	Number of	Value of	Discounted
Date	Amount	Rate	Shares	Warrant	Note Value

08/19/11	$150,000	3.95%	43,568	$76,220	$73,780
09/01/11	$80,000	3.95%	23,237	$40,651	$39,349
09/23/11	$52,000	3.95%	15,104	$26,423	$25,577
09/28/11	$200,000	3.95%	58,091	$101,627	$98,373
10/17/2011	$170,000	3.95%	50,296	$87,989	$82,011
10/20/2011	$125,000	3.95%	36,982	$64,698	$60,302
11/8/2011	$120,000	3.95%	35,503	$62,110	$57,890
11/22/2011	$140,000	3.95%	41,420	$72,462	$67,538
12/7/2011	$115,000	3.95%	34,024	$59,522	$55,478
as of 12/31/11			338,225	$591,702	$560,298

Note 5: Investments and Fair Value Measurements

Investments: The Company records its investments in accordance with ASC 320-10 Accounting for Certain Investments in Certain Debt and Equity Securities. As of December 31, 2011 and 2010, the Company has classified its portfolio as available-for-sale securities. These securities are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in stockholders’ equity as accumulated other comprehensive income. At December 31, 2011 and 2010 the carrying value of investments approximated fair market value, and are classified as Level 1 Assets as defined by ASC 820-10.

Fair Value Measurements: The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis. Level 1 available-for-sale investments are primarily comprised of investments in U.S. Treasury securities, valued using market prices in active markets. All of our investments are priced by quoted prices in active markets for identical assets.

Assets measured at fair value as of December 31, 2011 and December 31, 2010 are summarized as follows:

	Level 1	Cost	Unrealized
	Fair Value	Basis	Gain/(Loss)
Investments on December 31, 2011
None	$-	$-	$-

Investments on December 31, 2010
Government money market fund	$101,296	$101,296	$-
High yield bond fund	90,290	88,183	$2,107
Exchange traded equity fund	52,830	51,728	$1,102
Total	$244,416	$241,207	$3,209

During the year ended December 31, 2011, the Company recognized a realized gain on the sale of an investment of $3, 209. $3,209 of this gain was previously recorded as an unrealized gain in comprehensive income for the year ended December 31, 2010. On December 31, 2010 the Company had unrealized gains of $3,209. The net change in unrealized gains and (losses) was 3,209 for the year ended December 31, 2011 and $5189 ) for the year ended December 31, 2010. The cost basis for all investments was the actual amount paid on a specifically identified basis, all investments were highly liquid and all investments were available for sale. The Company had no investments in the year ended December 31, 2011 and no Level 2 or Level 3 assets in the year ending December 31, 2010.

Note 6: Intangible Assets

For the year ending December 31,	2011	2010
Patents	$328,070	$235,056
Internally Developed Software	1,342,169	1,005,145
Total, at cost	$1,670,239	$1,240,201
Accumulated Amortization	(583,438)	(339,511)
Net Intangible Assets	$1,086,801	$900,690
Intangible Assets held at cost:
URL medicalfoods.com	1,301,000	1,301,000
Total Intangible Assets	$2,387,801	$2,201,690

Amortization over the next five years is as follows:

2012	$239,689
2013	$227,707
2014	$202,714
2015	$132,778
2016	$27,932

Amortization expense for the years ended December 31, 2011 and 2010 was $243,928 and $151,838, respectively.

Note 7:  Notes Payable – Related Parties

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

On October 17, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $170,000.  The note bears interest at a rate of 3.95% per annum and is payable on October 17, 2016. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 50,296 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated October 17, 2011 and expires five years from date of issue.

On October 20, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $125,000.  The note bears interest at a rate of 3.95% per annum and is payable on October 20, 2016. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 36,982 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated October 20, 2011 and expires five years from date of issue.

On November 8, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $120,000.  The note bears interest at a rate of 3.95% per annum and is payable on November 8, 2016. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 35,503 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated November 8, 2011 and expires five years from date of issue.

On November 22, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $140,000.  The note bears interest at a rate of 3.95% per annum and is payable on November 22, 2016. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 41,420 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated November 22, 2011 and expires five years from date of issue.

On December 7, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $115,000.  The note bears interest at a rate of 3.95% per annum and is payable on December 7, 2016. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 34,024 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated December 7, 2011 and expires five years from date of issue.

Note 8: Concentrations

Major Vendor

The Company purchases its medical food manufacturing services from a single source. The Company is dependent on the ability of this vendor to provide inventory on a timely basis. The loss of this vendor or a significant reduction in product availability and quality could have a material adverse effect on the Company. While the Company keeps at least a two months inventory on hand, it could take between two and 12 months to set up and test a new supplier, leading to up to four months of product backorder. The Company’s relationship with this vendor is in good standing and the expiration date of the contract is December 31, 2016.

Note 9: Lease Commitments

The Company leases its operating facility under a lease agreement expiring February 28, 2015 and several smaller storage spaces on a month-to-month basis. The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility. The Company’s net rent expense for the years ended December 31, 2011 and December 31, 2010 were approximately $206,000 and $175,000.

Minimum annual rentals on the operating facility for the fiscal years ending December 31 are as follows:

108

2012	158,196
2013	158,196
2014	158,196
2015	26,366
Total	$500,954

Note 10: Recently Issued Accounting Pronouncements

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

Other Expenses: In December 2010, the FASB issued an accounting standard update that provides guidance on the recognition and presentation of the annual fee to be paid by pharmaceutical companies beginning on January 1, 2011 to the U.S. Treasury as a result of U.S. Healthcare Legislation. As a result of adopting this new standard, beginning on January 1, 2011, we will record the annual fee, if any, as an operating expense in our consolidated statements of income. The provisions of this standard did not have a significant impact on our consolidated financial statements.

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

Note 11: Reorganization

Pursuant to an Agreement and Plan of Reorganization (the “Merger Agreement”), by and among AFH Acquisition III, Inc. (“AFH”), TMP Merger Sub, Inc. (“TMP Merger Sub”), AFH Merger Sub, Inc. (“AFH Merger Sub”), AFH Holding and Advisory, LLC (“AFH Advisory”), Targeted Medical Pharma, Inc. (“Old TMP”), William E. Shell, MD, Elizabeth Charuvastra and Kim Giffoni, on January 31, 2010, TMP Merger Sub merged (the “TMP Merger”) with and into Old TMP with Old TMP continuing as the surviving entity .. Immediately after the TMP Merger, AFH merged (the “AFH Merger” and, together with the TMP Merger, the “Reorganization”) with and into AFH Merger Sub with AFH continuing as the surviving entity (the surviving entity of the AFH Merger, the “Subsidiary”). As a result of the Reorganization, the Subsidiary is the Company’s wholly-owned subsidiary.

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

Amounts due AFH resulting from this transaction totaling $602,948 and $-0- as of December 31, 2011 and 2010 respectively are reflected as Other Amounts due to Related Parties.

Our general and administrative expenses include $230,447 of professional fees and filing costs associated with this reorganization that were expensed in the year ended December 31, 2011.

Note 12: Defined Contribution Plans

The Company has a profit sharing plan for the benefit of eligible employees. The Company makes contributions to the plan out of its net profits in such amounts as the Board of Directors determines. The contribution each year in no event exceeds the maximum amount allowable under applicable provisions of the Internal Revenue Code. No contributions were made to the plan for the year ended December 31, 2011. Contributions of $205,329 were provided by the Company to the plan for the year ended December 31, 2010 and recognized in the same year. TMP also sponsors a 401(k) plan. The Company does not match employee contributions

Note 13: Income Taxes

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before taxes. The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

The components of the income tax provision are as follows:

	Year Ended December 31,
	2011	2010 - Restated
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(1,935,400)	(3,516,394)
State	(536,230)	(571,526)
Total deferred	(2,471,630)	(4,087,920)
	$(2,471,630)	$(4,087,920)

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% for 2011 and for 2010 to income tax expense is as follows:

	Year Ended December 31,
	2011	2010 - Restated

Statutory Federal tax rate	-35.0%	-35.0%
Increase (decrease) in tax rate resulting from:
Net operating Losses	63.0%	129.0%
Section 481a	7.0%	48.0%
Book/Tax Depreciation Difference	-8.0%	-96.0%
Stock Option	-21.0%	9.0%
Accrual Differences	9.0%	8.0%
Deferred Taxes	-30.0%	-402.0%
U.S. state taxes, net of federal benefit	-8.0%	-62.0%
Other	-14.0%	-67.0%
Nondeductible meals & entertainment expense	-0.1%	0.0%
Effective tax rate	-37.1%	-468.0%

Deferred tax components are as follows:

	At December 31,
	2011	2010 - Restated

Deferred tax assets:
Accrued liability for vacation	$300,170	$30,774
Net Operating Loss	2,329,288	629,504
Stock Compensation Expense	622,568	66,826
Total deferred tax assets	3,252,026	727,104
Valuation allowance	-	-
Net deferred tax assets	3,252,026	727,104

Deferred tax liabilities:
Depreciation	(817,402)	(592,531)
481(a) Adjustment - Cash To Accrual	(343,155)	(514,734)
Total deferred tax liabilities	(1,160,557)	(1,107,265)
Net deferred tax assets (Liabilities)	$2,091,469	$(380,161)

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has not established a valuation allowance for the current year.

At December 31, 2011 and 2010, the Company had total domestic Federal and state net operating loss carryovers of approximately $5,716,606 and $1,544,947, respectively. Federal and state net operating loss carryovers expire at various dates between 2027 and 2031, while state net operating loss carryovers expire between 2024 and 2030.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company does not believe that such an ownership change has occurred in 2011 or 2010.

The 2007 through 2011 tax years remain open to examination by the Internal Revenue Service and the 2005 to 2011 tax years remain open to the California Franchise Tax Board. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did recognize interest or penalties related to income taxes for the years ended December 31, 2011 and 2010, of $569,029 and -0-, respectively.

The Company was required to change from the cash method of accounting to the full accrual method of accounting for income tax purposes for as of December 31, 2010. Accordingly, a Form 3115 was filed with the Internal Revenue Service requesting this.

Note 14: Subsequent Events

Since December 31, 2011, the EC and WS Family Trust has made additional loans to the Company in the aggregate amount of $1,270,000. In connection with such loans, the Company issued to the EC and WS Family Trust five-year warrants to purchase 375,790 shares of the Company’s common stock at an exercise price of $3.38 per share.

NOTE 15: RESTATEMENT

The Company restated its previously issued consolidated financial statements to correct its error in the application of an accounting principal concerning revenue recognition. Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of four years to collect, it was determined that these revenues did not meet the criteria for recognition in accordance with SAB Topic 13, Revenue Recognition. These revenues are required to be recorded when collectability is reasonably assured, which in the case of this business model, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice. We have recorded revenues for 2011 on this basis and restated revenues for the year ended December 31, 2010. The effect of the restatement on results of operations and financial position as of and for the 12 months ended December 31, 2010 were as follows:

	As
	Previously
	Reported	Restated

Accounts Receivable	$23,393,124	$455,458	1
Allowance for Doubtful Accounts	$(521,016)	$-	1
Prepaid Expenses- Short Term	113,691	280,989	2
Deferred Tax Asset - Short Term	309,892	30,773	2
Total Current Assets	22,218,683	2,202,638
Long-term accounts receivable	2,512,426	-	1
Taxes Payable	5,054,635	(167,301	)2
Deferred Tax Liability - Current	1,287,776	171,577	2
Total Current Liabilities	8,201,225	2,030,391
Deferred Income Taxes	2,595,975	935,687	2
Total Liabilities	10,797,200	2,966,078
Retained Earnings	13,686,328	(314,690)
Total Liabilities and Shareholder Equity	27,696,360	5,864,220
Product Sales	18,037,273	6,544,311	3
Selling, General and Administrative	6,859,958	6,305,805	4
Income Taxes	5,186,252	-	5
Deferred Income Tax (Benefit)	(894,221)	(4,087,920	)5
Net Income (Loss)	5,813,450	3,249,403
Diluted Net Income (Loss) per Share	$0.31	$0.18
Diluted Weighted Average Number of of Common Shares Outstanding	18,493,173	18,493,173

1) Restatement of Accounts Receivable resulting from unrecognized revenues

2) Restatement of Income Taxes to reflect the affect of the change in revenues

3) Restatement of Product revenue as described above

4) Restatement of Operating Expenses to eliminate bad debts associated with unrecognized revenues

5) Restatement of Income Taxes to reflect the affect of the change in revenues

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Changes in Internal Control over Financial Reporting

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Targeted Medical Pharma, Inc.’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by our internal auditors and by other individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

Because of inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management applies its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Specifically we identified the following deficiencies in internal control, all of which are material weaknesses:

1.	Application of Accounting Principal Concerning Revenue Recognition: The Company restated its previously issued consolidated financial statements to correct its error in the application of an accounting principal concerning revenue recognition.

2.	Accounting Discipline: There was a certain lack of review and reconciliation in many areas of the accounting function.

3.	Accounts Receivable: PTL accounts receivable subsidiary does not reconcile with the general ledger.

4.	Accounts Receivable: We identified deficiencies regarding accounts receivable subsidiaries of managed physician accounts in CCPI.

5.	Internally Developed Software: Generally accepted accounting principles identify four stages of internally developed software. Costs are to be either expensed or capitalized based on their classification within these stages. We were currently capitalizing and depreciating all costs related to internally developed software.

Remediation Process:

Overall, the Company has upgraded the accounting system software to the latest version, and has implemented a disciplined monthly close process which includes generating and saving balance sheet to sub ledger reconciliation reports, and ensuring that they reconcile.

With the addition of the Company’s new accounting department management (new chief financial officer and new corporate controller), procedures have been implemented in 2012 to review and sign-off on all journal entries, as well as the performance of monthly analysis and reconciliations of CCPI managed accounts receivable, claims processing receivable and payables balances.

The Company is also implementing 2012 procedures for CCPI to identify and communicate balances with collectability issues to the accounting department on a quarterly basis. These amounts will be reviewed and communicated to the physician offices for potential collection (including patient responsibility). This information will also be included in the quarterly collectability analysis for potential allowance or write-off of the related receivable, and removal of the balance from the CCPI AR subsidiary ledger.

As part of the fourth quarter 2011 closing process, the Company performed an analysis of the costs incurred during 2011 among the different software platforms which are at varying stages of development. Utilizing the applicable Generally Accepted Accounting Principles, the Company identified costs related to the four stages of internally developed software and expensed or capitalized these as appropriate. Approximately 15% of the previously capitalized 2011 costs were expensed during this process.

Except as detailed above, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position
William E. Shell, MD	69	Chief Executive Officer, Chief Scientific Officer and Director
Ronald Rudolph	68	Executive Vice President of Finance and Chief Financial Officer
David S. Silver, MD		Executive Vice President of Medical and Scientific Affairs and Director
Kim Giffoni	60	Executive Vice President of Foreign Sales and Investor Relations and Director
Amir Blachman	40	Vice President of Strategy and Operations
Maurice J. DeWald	71	Director
Donald J. Webster	57	Director
Arthur R. Nemiroff	68	Director
John H. Bluher	54	Director

Background

The following is a brief summary of the background of our directors and named executive officers:

William E. Shell, M.D. has been our Chief Executive Officer and Chief Scientific Officer and a director since July 2000. Dr. Shell is a board-certified cardiologist and an inventor. Dr. Shell attended the University of Michigan and University of Michigan Medical School from June 1960 until July 1967, where he obtained a Degree in Cell Biology and an MD. He completed his Internal Medicine Residency at University Hospital Ann Arbor Michigan in June 1970. He completed his Cardiovascular Disease Fellowship at the University of California, San Diego in 1973 and became Board Certified in Internal Medicine and Cardiology in 1973. Dr. Shell was an officer on active duty in the United States Air Force for two years from July 1973 until June 1975. During his tenure in the United States Air Force, Dr. Shell served as the first American physician in the American Soviet Exchange Program and as the director of the coronary care unit at Keesler Air Force Base in Mississippi, for which work Dr. Shell received a Presidential Citation from President Nixon. Dr. Shell joined Cedars Sinai Medical Center in July 1975 as the Coronary Care Unit Director and Director of the Cardiovascular Biochemistry Research Laboratories. From July 1982 to June 1990, Dr. Shell served as Director of Cardiac Rehabilitation and an attending Cardiologist at Cedars-Sinai Medical Center in Los Angeles, California. From July 1975 until June 1983, Dr. Shell served as an Associate Professor of Medicine at UCLA School of Medicine. From July 1975 to July 1985, Dr. Shell served as an Associate Cardiologist at Cedars-Sinai Medical Center. From September, 1991 to August 1994, Dr. Shell served as chairman and chief scientific officer of Interactive Medical Technologies (OTCBB:IMT). From 1987 until August 1999 Dr. Shell served as Chief Scientific Officer of Beverly Glen Medical Systems. Since July 2000, Dr. Shell has served as the Chief Scientific Officer of TMP. Since June 2006 Dr. Shell has served as the Chief Executive Officer of TMP.

In November 2003, Dr. Shell filed for Chapter 7 Bankruptcy. This bankruptcy filing related to a 1998 marital distribution agreement entered into in connection with Dr. Shell’s divorce that was based on the projected stock value of IMT stock. There were no other significant debts in the bankruptcy.

Dr. Shell’s extensive background in science and medicine, his role as co-investor of our Company’s patented technology, his experience in the formation of new companies and his leadership in managing our Company as Chief Executive Officer leads us to conclude that he would make significant contributions as a director.

Ronald Rudolph has been our Executive Vice President of Finance and Chief Financial Officer since December 2011. Mr. Rudolph joined the Company in June 2011 as a consultant. Prior to joining the Company, from February 2010 until June 2011, Mr. Rudolph was an independent consultant and founder of Rudolph Consulting, Inc. From February 2010 to August 2010, Mr. Rudolph served as a financial consultant to Cardo Medical, Inc., a medical device technology and manufacturing company. From October 2005 to February 2010, Mr. Rudolph was a partner with Tatum, LLC, a national executive services firm, and provided consulting services to a variety of public and private companies in evaluating acquisition opportunities, financings and operational matters. While at Tatum, LLC, Mr. Rudolph served as interim chief financial officer for Catalytic Solutions, Inc., now known as Clean Diesel Technologies, Inc. (Nasdaq: CDTI; LSE-AIM:CTSU), an international manufacturer for catalytic converters and catalytic systems for heavy duty diesel engines used in on- and off-road vehicles. From April 1995 to January 2005, Mr. Rudolph served as the executive vice president, finance and administration and chief financial officer of On Assignment, Inc. (Nasdaq-GS:ASGN). While Mr. Rudolph served as chief financial officer of On Assignment, the company engaged in multiple domestic and international acquisitions and expansion initiatives and revenue grew from approximately $50 million to nearly $290 million. Following his retirement in 2005, Mr. Rudolph continued to provide consulting services to On Assignment for the following year relating to investor relations, capital markets, strategic initiatives, accounting issues and related matters on a part-time basis. From April 1987 to December 1994, Mr. Rudolph served as vice president, finance and administration and chief financial officer of Retix, Inc. (formerly Nasdaq: RETX), an internal manufacturer of enterprise networking devices and interoperability software, a part of which was eventually acquired by Nortel Networks, Inc. Mr. Rudolph also served as chief financial officer for a number of other companies prior to Retix, Inc. and also worked with Deloitte & Touche. Mr. Rudolph is a certified public accountant and holds a Bachelor of Industrial Engineering from The Ohio State University and an M.B.A. from the University of Chicago.

David Silver, MD has been our Executive Vice President of Medical and Scientific Affairs since December 2011 and a director since October 2011. Dr. Silver is a practicing board certified rheumatologist and internist with privileges at Cedars-Sinai Medical Center in Los Angeles, California and served as clinical chief of rheumatology at Cedars Sinai from October 2000 to September 2004. Since June 1993, Dr. Silver has taught at the University of California at Los Angeles School of Medicine in various capacities and in July 2004 was named an associate clinical professor. From December 1994 to October 2008, Dr. Silver served as the director of the Chronic Pain Rehabilitation Program at Cedars-Sinai Medical Center and, since January 1993, Dr. Silver has served as associate medical director of the Osteoporosis Medical Center, a non-profit research corporation in Beverly Hills, California. From May 2003 to April 2006, Dr. Silver served as member of the scientific advisory committee of the American College of Rheumatology and, from May 2000 to April 2002, he served as a member of the awards and grants committee. Dr. Silver has written a book entitled Playing Through Arthritis: How to Conquer Pain and Enjoy Your Favorite Sports and Activities. Dr. Silver has also been granted several research grants to study osteoarthritis, osteoporosis, fibromyalgia, rheumatoid arthritis and epicondylitis. Dr. Silver is the author of numerous publications in peer-reviewed journals and has regularly accepted speaking engagements on various topics in rheumatology. Dr. Silver also serves as peer reviewer for Arthritis and Rheumatism, Clinical Rheumatology, Osteoporosis International, Journal of Osteoporosis and American Journal of Managed Care. Dr. Silver received a Bachelor of Arts degree in medical sciences with a minor in economics from Boston University and a medical degree from the Boston University School of Medicine. He did his residency training in internal medical at Northwestern University School of Medicine and his fellowship in Rheumatology at Cedars Sinai Medical Center.

Kim Giffoni is our Executive Vice President of Foreign Sales and Investor Relations and a director. Mr. Giffoni is a founder of TMP and served as President and Chief Operating Officer and a director of TMP from December 1999 to December 2010. Since December 2010, Mr. Giffoni has served as Executive Vice President of Foreign Sales and Investor Relations of TMP. Prior to assuming his current responsibilities, from April 1996 to May 1999, Mr. Giffoni served as president of NutraCorp Scientific, Inc., a dietary supplement company marketing and selling nutritional products worldwide. From January 1983 to March 1996, Mr. Giffoni founded and served as president of Giffoni Development Company. Under Mr. Giffoni’s direction the company profitability developed and sold multi-million dollar residences in Southern California. From 1980 through 1983 Mr. Giffoni served as an advertising manager of Herald Community Newspapers supervising advertising insert flow into fifteen local newspapers throughout Southern California. Prior to working for the Los Angeles based Herald Community Newspapers, from 1972 through 1979, Mr. Giffoni served as adverting director of the Las Virgenes Enterprise Newspaper Group and co-founded the weekly newspaper Malibu Surfside News. Mr. Giffoni earned a Bachelor of Arts in Communications from California State University at Northridge. Mr. Giffoni is a former professional baseball player for the Kansas City Royals Professional Baseball Club and is a commercially-rated helicopter plot. Mr. Giffoni’s role as a founding member of the Company, his experience in sales and marketing and his background in business development leads us to conclude that he would make significant contributions as a director.

Amir Blachman, MBA is our Vice President of Strategy and Operations, Director of Human Resources and Corporate Secretary.  He joined TMP in February 2010 as Vice President of Operations. Mr. Blachman comes to TMP with more than 15 years management experience, having focused on recruiting exceptional personnel, implementing metrics and scalable operating systems, budgeting and planning.  Mr. Blachman’s background includes military service, start-ups and large-scale public companies.  He has worked in the business services, investment management, real estate and pharmaceutical sectors. Prior to TMP, Mr. Blachman acted as Principal and served as an Acquisitions Analyst for mid-market real estate investment companies from 2003 to 2008.  He was Director of Operations for PeopleSupport.com (a back-office outsourcer, Nasdaq:PSPT) from 1999 to 2000, where he received the Sales Excellence Award for his role in recruiting clients including Armani, Hewlett Packard and Ernst & Young.  He was Supervisor of Broker Services at Franklin Templeton Mutual Funds (NYSE:BEN) from 1997 to 1999 and graduated from the company’s Management Training Program.  From 1992 to 1995, Mr. Blachman served as an Instructor in the Israeli Air Force, where he was ranked by his peers as the Top Cadet in Basic Training and was discharged upon the completion of service with a Decoration for Excellence in Service. Mr. Blachman earned a Bachelor of Arts in Psychology (emphasis in Neuropharmacology) from the University of California Santa Barbara and a Masters in Business Administration from the UCLA Anderson School of Management.

Maurice J. DeWald has served as a director since February 2011 and as Chairman of the Board of Directors since October 2011 when he replaced our former Chairman Elizabeth Charuvastra who passed away on September 26, 2011. Since June 1992, Mr. DeWald has served as the chairman and chief executive officer of Verity Financial Group, Inc., a financial advisory firm with a primary focus on the healthcare and technology sectors. Mr. DeWald also serves as a director of Mizuho Corporate Bank of California, as non-executive Chairman of Integrated Healthcare Holdings, Inc. and Healthcare Trust of America, Inc. Mr. DeWald also previously served as a director of Tenet Healthcare Corporation, ARV Assisted Living, Inc. and Quality Systems, Inc. From 1962 to 1991, Mr. DeWald worked with the international accounting and auditing firm of KPMG, LLP, where he served at various times as an audit partner, a member of the board of directors and managing partner of the Orange County, California, Los Angeles, California and Chicago offices. Mr. DeWald has served as chairman and director of both the United Way of Greater Los Angeles and the United Way of Orange County California. Mr. DeWald holds a Bachelor of Arts degree in Accounting and Finance from the University of Notre Dame and is a member of its Mendoza School of Business Advisory Council. Mr. DeWald is a Certified Public Accountant (inactive), and is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. DeWald’s experience as a director of companies focused on health care, which familiarized him with the regulatory framework within which we work, as a financial advisor to the healthcare industry as well as his education and experience in accounting leads us to conclude that he would make significant contributions as a director.

Donald J. Webster has served as a director since February 2011. Prior to assuming his current responsibilities, from July 1977 to September 2003, Mr. Webster served in various positions at Chevron Corporation, an international energy company, including, most recently, as general manager of procurement. Mr. Webster also served in production operations management, new business opportunities assessment, and supply chain management in the United States and abroad during his tenure at Chevron. Mr. Webster has directed complex oil and gas operations in various developing countries. He also had responsibility for the development and implementation of supply chain and contracting strategies for the Chevron Corporation. When he served as general manager of supply chain management, Mr. Webster was responsible for leading improvements in Chevron’s $6 billion annual spending on supplies and services and also directed several company-wide strategic sourcing initiatives. As general manager of supply chain management at the corporate level, Mr. Webster guided in-depth internal reviews of Chevron’s shared financial services activities (including Chevron’s in-house credit card business), business and real estate company. In March 2004, Mr. Webster founded Webster Consulting Services, LLC, which provides general, operational management and supply chain guidance for firms in various industries. Mr. Webster is a member of the Institute of Supply Management and is accredited as a certified purchasing manager by the Institute for Supply Management. He is a Director of the Lions Camp Horizon Foundation and the Lahari Foundation. Mr. Webster holds a Bachelor of Engineering degree in chemical engineering from McMaster University in Hamilton, Ontario. Mr. Webster’s experience in supply chain management, production operations management and business consulting in a variety of industries leads us to conclude that he would make significant contributions as a director.

Arthur R. Nemiroff has served as a director since February 2011. Prior to assuming his current responsibilities, from December 1990 to June 2010, Mr. Nemiroff was a partner of the accounting and auditing firm of BDO, USA LLP, where he served at various times as an audit and assurance partner, national director of the healthcare advisory services and concurring review partner on complex engagements. Since 2002, Mr. Nemiroff has served as a director and a member of the audit committee of City of Hope, a national medical center. Mr. Nemiroff holds a Bachelor of Science degree in Business Administration from the University of California at Los Angeles. Mr. Nemiroff’s experience as a partner in a leading accounting firm, where he primarily focused on the healthcare industry, and his experience with the changing regulatory environment lead us to conclude that he would make significant contributions as a director.

John H. Bluher has served as a director since February 2011. Mr. Bluher is a specialist in investment management, fund formation and fund management, private equity and hedge fund creation. He has significant experience working with corporate structuring, corporate boards and committees, risk management, and public company corporate governance. His experience also includes negotiating transactions and purchases, and sales of assets and properties on a global basis. He has deep experience in creating and implementing corporate governance plans, working in the corporate board room, and as director of risk, developing internal audit programs and insurance programs for public companies. Since September 2010, Mr. Bluher has provided consulting services as a managing director of AFH Holding & Advisory LLC, a leading financial advisory and management consultant firm and affiliate of AFH. Mr. Bluher is responsible for managing transactions, business development, developing corporate governance standards and corporate structuring for companies. Since December 2009, Mr. Bluher assisted in raising capital, marketing and co-managed Coachman Energy Funds at Caddis Capital, LLC, a private equity portfolio focused on oil and gas investments. From February 2010 to August 2010, Mr. Bluher acted as investment banker and special financial advisor to the AARP Mutual Fund Board of Trustees in a platform divestiture. From December 2007 to May 2009, Mr. Bluher served as managing director and general counsel at Lehman Brothers, Inc.’s (NYSE:LEH) investment management division. Mr. Bluher also served as global chief legal and compliance officer and managing director of Neuberger Berman during this period. From August 2004 to June 2007, Mr. Bluher served as general counsel and director of risk and Janus Capital, Inc. (NYSE:JNS). From June 2002 to July 2004, Mr. Bluher served as executive vice president, general counsel and corporate secretary and director of risk management of Knight Trading Group (NASDAQ:NITE). From January 2001 to May 2002, Mr. Bluher served as senior vice president and global chief compliance officer for Prudential Securities, Inc. (NYSE:PRU). From October 1997 to January 2001, Mr. Bluher served as general counsel and chief compliance officer of Sun America, Inc. (NYSE:SAI) later (NYSE:AIG). From 1992 – 1997, Mr. Bluher served as senior vice president, regional and divisional Counsel at Prudential Securities, Inc. From 1987 to 1992, Mr. Bluher was senior counsel for the Division of Enforcement at the Securities and Exchange Commission. Mr. Bluher holds a Bachelor of Science and a J.D. degree from the University of Wyoming and holds FINRA Series 7, Series 24 and Series 14 licenses. He has served on the boards of ICI Mutual Insurance Company, the NASDAQ Chairman’s Advisory Board, Cherry Hills Founders Group, Inc., and the University of Wyoming, College of Law Advisory Board. Mr. Bluher is a frequent speaker at financial services industry meetings and conferences. Mr. Bluher’s extensive experience in corporate governance, risk management, legal matters, business development and investment banking leads us to conclude that he would make significant contributions as a director.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Our Bylaws provide that the number of directors constituting our board of directors shall not be less than seven or more than nine. Our Board of Directors has seven members. The term of office of the first class of directors, consisting of Maurice DeWald and Kim Giffoni will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of David Silver, Donald J. Webster and John H. Bluher, will expire at the second annual meeting. The term of office of the third class of directors, consisting of William E. Shell and Arthur R. Nemiroff, will expire at the third annual meeting.

Director Independence

Although the Company’s securities are not listed on any national securities exchange and we are therefore not required to have a majority of independent directors, we apply the Nasdaq Stock Market standard for independent directors to determine which, if any, of our directors are independent pursuant to such definition. The Nasdaq Stock Market defines an independent director generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has unanimously determined that Maurice J. DeWald, Donald J. Webster and Arthur R. Nemiroff are “independent directors” as such term is defined by Nasdaq Marketplace Rule 5605(a)(2).

Board Committees

Our Board of Directors has formed an audit, compensation and nominating committee, each of which is described below. Each committee is composed of Messrs. Nemiroff, Bluher, DeWald and Webster.

Audit Committee: All of the members of the Audit Committee are independent. Mr. Nemiroff serves as Chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Nemiroff is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and the Nasdaq Capital Market listing standards.

The principal duties and responsibilities of our audit committee are to engage our independent auditors, oversee the quality and integrity of our financial reporting and the audit of the financial statements by the independent auditors. In fulfilling its obligations, our audit committee will review with the management and independent auditors the scope and result of the annual audit, the auditors’ independence and our accounting policies.

The audit committee is required to report regularly to our Board of Directors to discuss any issues that arise with respect to the quality or integrity of our financial statements, compliance with legal or regulatory requirements, the performance and independence of the independent auditors, or the performance of the internal audit function.

Compensation Committee: All of the members of the Compensation Committee are independent. Mr. DeWald serves as Chairperson of the Compensation Committee. Among other functions, the compensation committee will oversee the compensation of our chief executive officer and other executive officers and senior management, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites and administers any such plans or programs as required by the terms thereof.

Nominating and Corporate Governance Committee: All of the members of the Nominating and Corporate Governance Committee are independent. Mr. Bluher serves as Chairperson of the Nominating and Corporate Governance Committee. The principal duties and responsibilities of our nominating committee will be to identify qualified individuals to become board members, recommend to the Board of Directors individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to the Board of Directors our corporate governance guidelines.

Code of Conduct and Ethics

We adopted a code of ethics that applies to our executive officers, directors and employees and, our subsidiaries. We intend to post our code of ethics on our Web site at www.tdmedpharma.com and to disclose any amendments to or any waivers from a provision of the code of ethics in a Current Report on Form 8-K.

Scientific Advisory Committee

Our Board of Directors has created a Scientific Advisory Committee that meets on a weekly basis. The role of the Scientific Advisory Committee is to advise on and oversee the research and development efforts of the company and be certain that all research performed is of the highest ethical and moral standards. The Scientific Advisory Committee reviews all research protocols and monitors issues throughout said protocol to ensure patient safety. The Scientific Advisory Committee consists of three permanent members: Dr. William Shell, Dr. David Silver, and Dr. Lawrence May, although additional consultants are utilized depending on the product or protocol.

The following is a brief summary of the background of Dr. Lawrence May. Please see the section entitled “Directors, Executive Officers and Corporate Governance—Background” for the biographies of Drs. Shell and Silver.

Lawrence May, MD is a practicing board certified internist in private practice. Dr. May is a pioneer in the development of the field of primary care and the integration of nutrition into conventional medical practice. Dr. May has taught at the University of California at Los Angeles School of Medicine since June 1977 and is a Clinical Professor of medicine. He has held various positions at UCLA, including chief of health services research at the Wadsworth Veteran’s Administration Hospital and director of training in emergency medicine at the Veteran’s administration facility, In September 1997, Dr. May co-founded and became an associate director of the UCLA Center for Health Enhancement Education and Research (CHEER), where he implemented a program of lifestyle change with a focus on the reduction of risk factors for cardiovascular disease. In addition to his clinical professorship, Dr. May has had a private practice. As part of his private practice, Dr. May was the director of education at the Encino Hospital located in Tarzana, California and served on the board of governors of the Encino/Tarzana Medical Center. He volunteered at the Free Clinic of Los Angeles from June 1997 to July 2005, where he supervised medical residents from Cedars-Sinai Hospital in Los Angeles, California caring for underprivileged patients. In May 1997, Dr. May became the executive vice president for medical and scientific affairs and chairman of the medical advisory board of Herbalife International. In June 2003, Dr. May co-founded PTL, a division of our company. Dr. May has authored a number of books, including as the founding author and editor of a widely-used text book entitled Primary Care Medicine. Dr. May has published a number of medical research articles, written for the popular press and lectured extensively. Dr. May has been included in the Best Doctors of America since 1996. Dr. May received a Bachelor of Arts degree in economics from Harvard University and a medical degree from Harvard Medical School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2011 with the exception of Dr. Silver who filed a late Form 4 in December 2011.

Item 11.	Executive Compensation.

The table below summarizes the compensation earned for services rendered to our predecessor and us in all capacities, for the fiscal years indicated, by its named executive officers:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Compensation (1)	Total
William E. Shell,	2011	450,000				5,013	455,013
Chief Executive Officer and Chief Scientific Officer	2010	450,000				54,325	504,325
Ronald Rudolph,	2011	10,685		218,679			229,364
Executive Vice President and Chief Financial Officer	2010	0	0	0	0	0	0
David S. Silver, MD,	2011	179,788	16,826	349,887		40,180	586,681
Executive Vice President of Medical and Scientific Affairs	2010	18,461					18,461
Kim Giffoni,	2011	450,000				15,539	465,539
Executive Vice President of Foreign Sales and Investor Relations	2010	450,000				63,700	513,700
Amir Blachman,	2011	140,000				5,013	145,013
Vice President of Strategy and Operations	2010	98,308	5000			7,141	110,449

(1)	There were no contributions to the Profit Sharing Plan in 2011. Amounts shown for 2010 are the value of the named executive officer’s accrued benefit for the applicable year under our Targeted Medical Pharma, Inc. Profit Sharing Plan rather than an amount paid to the applicable named executive officer. $205,329 of profit sharing plan contributions have been accrued for the year ended December 31, 2010. The amount also includes employer-paid medical benefits. Although the employment agreements of Dr. Shell and Mr. Giffoni entitle each of them to receive a monthly $1,000 car allowance, such amount has not been paid to any of them in fiscal 2010 or 2011.

Employment Agreements

TMP Insiders

We entered into employment agreements with each of Dr. Shell and Mr. Giffoni, each dated June 1, 2010 and amended on January 31, 2011, pursuant to which they serve as our Chief Executive Officer and Executive Vice President of Foreign Sales and Investor Relations, respectively.

Pursuant to their employment agreements, each TMP Insider’s term of employment will continue to December 31, 2014. The agreements provide for each TMP Insider to receive an initial annual base salary of $450,000, subject to cost of living increases not to exceed 5% annually. In addition, the employment agreements provide that the TMP Insiders’ annual base salary shall be subject to increase in the event stated EBITDA thresholds are achieved. The TMP Insiders are also eligible for discretionary annual cash bonuses as determined by the Board of Directors.

Each TMP Insider is entitled to receive options to purchase 500,000 shares of our common stock and annual base salary and benefits for the longer of the remaining term of the employment agreement or 30 months in the event the TMP Insider is terminated without cause by us or with cause by the TMP Insider. We would have “cause” to terminate the employment relationship upon (i) a TMP Insider’s conviction of or a plea of nolo contendere for the commission of a felony or (ii) the TMP Insider’s willful failure to substantially perform the TMP Insider’s duties under the employment agreement. A TMP Insider will have “cause” to terminate the employment relationship with us in the event any of the following circumstances are not remedied within 30 days of our receipt of a notice of termination from the TMP Insider: (i) a material change in the TMP Insider’s duties or a material limitation of the TMP Insider’s powers; (ii) a failure to elect the TMP Insider to the management position specified in such TMP Insider’s employment agreement or a reduction of the TMP Insider’s annual base salary; (iii) our failure to continue in effect any benefit plan in effect upon the execution of the initial employment agreement, (iv) a material breach by us of the employment agreement and (v) a change in control (which is defined in the TMP Insiders’ employment agreements). Amendment No. 1 to each of the TMP Insiders’ employment agreements deleted the change in control provisions.

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

Each employment agreement with the TMP Insiders contains an indemnification provision wherein we promise to defend, indemnify, and hold the employee harmless to the fullest extent permitted by law against any and all liabilities incurred by the employee in connection with the TMP Insider’s good faith performance of such individual’s employment.

Each employment agreement contains customary non-competition provisions that extend to twelve months following the termination of the TMP Insider’s employment with us. The TMP Insiders have also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

In the event any TMP Insider is not vested with the responsibilities of acting in his or her stated capacity as an officer of our company, and the parties cannot mutually agree upon another suitable position, each TMP Insider will continue as an advisor and consultant to us for the remaining term of the agreement and shall be entitled to receive all compensation described above. In such event, each TMP Insider’s service as an advisor and consultant to us will be required at such times as shall result in the least inconvenience to the TMP Insider with the understanding that the TMP Insider may have other business commitments during such consulting period. Nonetheless, during his or her employment as our advisor or consultant, the TMP Insider shall not directly or indirectly compete with us.

Ronald Rudolph

On December 21, 2011, we entered into an employment agreement (the “Rudolph Employment Agreement”) with Ronald Rudolph pursuant to which Mr. Rudolph began to serve as Executive Vice President of Finance and Chief Financial Officer of the Company for a term (the “Rudolph Term”) that commenced on December 19, 2011 (the “Rudolph Effective Date”) and which will terminate on December 31, 2012. The Term of the Rudolph Employment Agreement will be extended for successive one-year periods (each a “Renewal Term”) unless either party delivers written notice of non-renewal 60 days in advance of the end of the current term.

Pursuant to his employment agreement, Mr. Rudolph receives a base salary (the “Rudolph Base Salary”) of $300,000 per year. Effective January 1 of each Renewal Term, if any, the Rudolph Base Salary shall be increased by the greater of (i) 3% or such greater percentage as determined by the Board of Directors and (ii) an annual inflation adjustment equivalent to the inflation adjustment applied to the base salary of the Chief Executive Officer. Mr. Rudolph is also eligible to earn a cash or equity bonus (the “Rudolph Bonus”) for each calendar year of his employment during which he is employed for at least three months, which Rudolph Bonus shall be determined in the sole discretion of the Board of Directors or a designated committee thereof. In the event the Company consummates an initial public offering in which it raises a minimum of $20,000,000 by April 30, 2012, Mr. Rudolph shall also be entitled to receive an additional cash bonus of $150,000. Mr. Rudolph also receives a monthly car allowance of $500 and is entitled to participate in benefit plans available to all employees of the Company.

In the event of any termination, Mr. Rudolph is entitled to receive all accrued and owing Rudolph Base Salary, reimbursable expenses and accrued vacation through the date of termination (the “Rudolph Base Termination Payment”). In the event of a termination as a result of Disability (as defined in the Rudolph Employment Agreement), in addition to the Rudolph Base Termination Payment, Mr. Rudolph shall also receive Rudolph Base Salary for a period of twelve months, continued benefits through the end of the Term or Renewal Term, as the case may be, and continued eligibility to receive the Rudolph Bonus. In the event of termination as a result of death, in addition to the Rudolph Base Termination Payment, Mr. Rudolph’s estate shall be entitled to receive Rudolph Base Salary for one month. In the event of a termination by Mr. Rudolph for Good Cause (as defined in the Rudolph Employment Agreement) or by the Company for any reason other than Cause (as defined in the Rudolph Employment Agreement), in addition to the Rudolph Base Termination Payment, Mr. Rudolph shall be entitled to receive Rudolph Base Salary for twelve months. In the event of a termination by the Company for Cause, Mr. Rudolph shall be entitled to receive no additional compensation other than the Rudolph Base Termination Payment.

In connection with the execution of the Rudolph Employment Agreement, Mr. Rudolph was granted ten–year options to purchase 250,000 shares of common stock (the “Rudolph Options”) with an exercise price equal to fair market value per share (as determined in accordance with Section 409A of the Internal Revenue Code). The Rudolph Options vested as to 50% of the grant on the Effective Date and will vest as to the remaining 50% on the one-year anniversary of the Effective Date.

The Rudolph Employment Agreement contains an indemnification provision wherein the Company promises to defend, indemnify, and hold Mr. Rudolph harmless to the fullest extent permitted by law against any and all liabilities incurred by Mr. Rudolph in connection with his good faith performance of his duties and obligations pursuant to the Rudolph Employment Agreement. Mr. Rudolph has also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

David S. Silver, MD

On December 21, 2011, we entered into an employment agreement (the “Silver Employment Agreement”) with David Silver, MD, a director of the Company, pursuant to which Dr. Silver began to serve as Executive Vice President of Medical and Scientific Affairs of the Company for a term (the “Silver Term”) that commenced on November 28, 2011 (the “Silver Effective Date”) and which will terminate on December 31, 2014.

Pursuant to the Silver Employment Agreement, Dr. Silver receives a base salary (the “Silver Base Salary”) of $425,000 per year and a non-recoverable Base Commission of $175,000 per year (the “Silver Base Commission”). Effective January 1, 2013 and for each calendar year of the Silver Term thereafter, the Silver Base Salary shall be increased by the greater of (i) 3% or such greater percentage as determined by the Board of Directors and (ii) an annual inflation adjustment equivalent to the inflation adjustment applied to the base salary of the Chief Executive Officer. Dr. Silver is also eligible to earn a cash or equity bonus (the “Silver Bonus”) for each calendar year of his employment during which he is employed for at least three months, which Silver Bonus shall be determined in the sole discretion of the Board of Directors or a designated committee thereof. Dr. Silver also receives a monthly car allowance of $500 and is entitled to participate in benefit plans available to all employees of the Company.

In addition to the Silver Base Salary and the Silver Base Commission, Dr. Silver shall also be entitled to an earned commission (the “Silver Earned Commission” and, together with the Silver Base Commission, the “Silver Commissions”) calculated as a percentage of the gross collectable revenue as specified in the table below from certain projects specified in the Silver Employment Agreement and presented by Dr. Silver prior to or during the Silver Term:

Gross Collectable Revenue	Percentage
$2,500,001 to $5,000,000	7%
$5,000,000 to $10,000,000	6%
$10,000,001 to $15,000,000	5%
$15,000,001 to $20,000,000	4%
$20,000,000 and above	3%

In the event of any termination, Dr. Silver is entitled to receive all accrued and owing Silver Base Salary, Silver Commissions, reimbursable expenses and accrued vacation through the date of termination (the “Silver Base Termination Payment”). In the event of a termination as a result of Disability (as defined in the Silver Employment Agreement), in addition to the Silver Base Termination Payment, Dr. Silver shall also receive Silver Base Salary for a period of twelve months, continued benefits through the end of the Silver Term and the payment of any Silver Commissions through the end of the Silver Term. In the event of termination as a result of death, in addition to the Silver Base Termination Payment, Dr. Silver’s estate shall be entitled to receive Silver Base Salary for one month and the payment of any Silver Commissions through the end of the Silver Term. In the event of a termination by the Company for any reason other than Cause (as defined in the Silver Employment Agreement), death or disability, in addition to the Silver Base Termination Payment, Dr. Silver shall be entitled to receive Silver Base Salary for eighteen months and the payment of any Silver Commissions on any gross collectible revenue earned through the date of termination for the longer period of: (i) through the end of the Silver Term or (ii) eighteen months after the date of termination. In the event of a termination by Dr. Silver for Good Cause (as defined in the Rudolph Employment Agreement), in addition to the Silver Base Termination Payment, Dr. Silver shall be entitled to receive Silver Base Salary for eighteen months and the payment of Silver Commissions on any gross collectible revenue earned through the date of termination for the longer period of (i) through the end of the Silver Term or (ii) thirty-six months after the date of termination. In the event of a termination by the Company for Cause, Dr. Silver shall be entitled to receive, in addition to the Silver Base Termination Payment, the payment of any Silver Commissions through the end of the Silver Term on any gross collectible revenue earned through the date of termination.

In connection with the execution of the Silver Employment Agreement, Dr. Silver was granted ten–year options to purchase 400,000 shares of common stock (the “Silver Options”) with an exercise price equal to fair market value per share (as determined in accordance with Section 409A of the Internal Revenue Code). The Silver Options will vest as to 50% of the grant on the Effective Date and will vest as to the remaining 50% on the one-year anniversary of the Effective Date.

The Silver Employment Agreement contains an indemnification provision wherein the Company promises to defend, indemnify, and hold Dr. Silver harmless to the fullest extent permitted by law against any and all liabilities incurred by Dr. Silver in connection with his good faith performance of his duties and obligations pursuant to the Silver Employment Agreement. Dr. Silver has also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

Amir Blachman

On February 15, 2010, we entered into a letter agreement with Amir Blachman pursuant to which Mr. Blachman would serve as Vice President of Operations. We entered into a promotion letter with Mr. Blachman on July 28, 2010 and a new employment agreement, which was effective as of February 8, 2011. Currently, Mr. Blachman serves as our Vice President of Strategy and Operations.

Pursuant to Mr. Blachman’s employment agreement, the term of his employment with us commenced on January 31, 2011 and shall continue to December 31, 2013. The agreement provides that Mr. Blachman will receive an annual base salary of $140,000. Mr. Blachman is also eligible to receive performance bonuses at the discretion of our management.

Mr. Blachman is entitled to receive options to purchase 7,395 (adjusted for the Reorganization) shares of common stock following the 90th day of the effectiveness of his employment with us. Such options fully vested on the 91st day after the effective date of Mr. Blachman’s employment, which was May 16, 2010. In addition, pursuant to Mr. Blachman’s July 28, 2010 promotion letter, Mr. Blachman received additional options to purchase 73,945 shares (adjusted for the Reorganization) common stock, which options shall vest pro rata on a monthly basis over a two year period. Mr. Blachman’s options to purchase stock shall be exercisable by Mr. Blachman at any time during the period of employment or within three years of termination of employment or, upon Mr. Blachman’s death, by his estate, within six months from the date of death.

Mr. Blachman is entitled to receive six months’ base salary in the event his employment with us is terminated by death, disability or without cause by us. In the event Mr. Blachman’s employment is terminated for cause, he shall be entitled to receive only base salary and reimbursable expenses accrued and owing as of the date of termination. We would have “cause” to terminate the employment relationship upon (i) Mr. Blachman’s conviction for the commission of a felony (or a plea of nolo contendere thereto); (ii) any act or omission involving theft or fraud with respect to us, our subsidiaries, customers or suppliers; (iii) reporting to work under the influence of alcohol or illegal drugs or the use of illegal drugs causing public disgrace to us; (iv) willful misconduct or gross negligence with respect to our company; and (v) failure by Mr. Blachman substantially to perform his duties under the employment agreement (other than any such failure resulting from Mr. Blachman’s incapacity due to disability).

In the event Mr. Blachman terminates the agreement for cause, he shall be entitled to receive only annual base salary and reimbursable expenses accrued to date. Mr. Blachman will have “cause” to terminate the employment relationship in the event any of the following circumstances are not remedied within 30 days of our receipt of a notice of termination from Mr. Blachman: (i) a material change in Mr. Blachman’s duties or a material limitation of his powers; (ii) a failure to elect Mr. Blachman to the position of Chief Financial Officer or a reduction of his annual base salary; (iii) our failure to continue in effect any benefit plan in effect upon the execution of the initial employment agreement, (iv) a material breach by us of the employment agreement and (v) a change in control.

Mr. Blachman’s employment agreement contains an indemnification provision wherein we promise to defend, indemnify, and hold Mr. Blachman harmless to the fullest extent permitted by law against any and all liabilities incurred by him in connection with Mr. Blachman’s good faith performance of such his employment with us.

Mr. Blachman’s employment agreement contains customary non-competition provisions that extend to twelve months following the termination of Mr. Blachman’s employment with us. Mr. Blachman also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

In the event Mr. Blachman is not vested with the responsibilities of acting as our Vice President of Strategy and Operations and the parties cannot mutually agree upon another suitable position, Mr. Blachman will continue as an advisor and consultant to us for the remaining term of the agreement and shall be entitled to receive all compensation described above. In such event, Mr. Blachman’s service as an advisor and consultant to us will be required at such times as shall result in the least inconvenience to Mr. Blachman with the understanding that Mr. Blachman may have other business commitments during such consulting period. Nonetheless, during his employment as our advisor and consultant, Mr. Blachman shall not directly or indirectly compete with us.

Outstanding Equity Awards at Fiscal Year-End

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Amir Blachman	7,395	0	None	$3.38	5-16-2020
Amir Blachman	55,458	18,487	None	$3.38	7-1-2020
David Silver	118,312	59,157	None	$3.38	3-20-2020
David Silver	275,077	0	None	$0.77	5-1-2017
David Silver	200,000	200,000	None	$3.38	11-28-2021
Donald Webster	0	7,395	None	$3.38	7-29-2021
Donald Webster	50,000	0	None	$2.55	2-11-2021
Maurice DeWald	50,000	0	None	$2.55	2-11-2021
Arthur Nemiroff	50,000	0	None	$2.55	2-11-2021
John Bluher	50,000	0	None	$2.55	2-11-2021
Ron Rudolph	125,000	125,000	None	$3.38	12-19-2021
Andrea Muller	0	10,353	None	$3.38	7-29-2021
Mark Farzan	0	14,790	None	$3.38	7-29-2021
Steve Warnecke	166,667	0	None	$2.55	1-31-2021

Director Compensation

Our Board of Directors has determined not to pay any cash fees to our non-independent directors, nor will we pay their expenses for attending board meetings. In fiscal 2011 (and continuing in 2012) independent directors earned an annual fee of $30,000, $1,500 for each board meeting they attended, of which there were nine, $3,000 for acting as chairperson of a board committee, $2,000 for each board committee meeting attended, of which there were 17. In addition, each independent director was granted an option to purchase 50,000 shares of Targeted Medical Pharma, Inc. common stock, 25% of which vested at the end of each quarter in 2011. The options have an exercise price of $2.55 per share. Independent directors were also granted 4,000 restricted shares of common stock. The options and the shares of common stock were granted pursuant to and are subject to the 2011 Stock Incentive Plan.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Maurice J. DeWald	82,500	10,200	92,621	0	185,321
Donald J. Webster	79,500	10,200	92,621	0	182,321
Arthur R. Nemiroff	82,500	10,200	92,621	0	185,321
John H. Bluher	82,500	10,200	92,621	0	185,321

Limitation of Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation limits the liability of our directors and officers for any liability arising from an action to which such persons were party by reason of the fact that they were serving our company or another enterprise at our request to the fullest extent permitted by Section 145 of the DGCL.

The first paragraph of Article Tenth of the Company’s amended and restated certificate of incorporation provides: “To the fullest extent permitted by applicable law, the Corporation is authorized to provide indemnification of (and advancement of expenses to) directors, officers and agent of the Corporation (and any other persons to which General Corporation Law permits the Corporation to provide indemnification) through Bylaw provisions, agreements with such agents or other persons, vote of stockholders or disinterested directors or otherwise, in excess of the indemnification and advancement otherwise permitted by Section 145 of the General Corporation Law.” Our amended and restated bylaws further provide that any indemnification shall be made by us in connection with a proceeding (or part thereof) initiated by a director or officer with a right to indemnification only if (i) such proceeding (or part thereof) was authorized or ratified by our Board of Directors, (ii) such indemnification is expressly required to be made by law, and (iii) we provide the indemnification, in our sole discretion, pursuant to the powers vested in us under applicable law.

Pursuant to our amended and restated bylaws, our directors and officers shall, to the fullest extent not prohibited by law, also have the right to receive an advancement of expenses incurred in defending any proceeding in advance of its final disposition. To the extent required under the DGCL, an advancement of expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such individual, including, without limitation, service to an employee benefit plan) shall be made only upon delivery to us of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such director or officer is not entitled to be indemnified for such expenses.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 16, 2012 by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission; and
•	each of our named executive officers and directors.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percent of Class
William E. Shell, MD (2) (3)	9,419,051	42.91%
Ronald Rudolph (4)	125,000	* %
David S. Silver (5)	990,414	4.27%
Kim Giffoni (3) (6)	3,345,977	15.24%
Amir Blachman (7)	78,258	*
Maurice J. DeWald (8)	54,000	*
Donald J. Webster (14)	54,000	*
Arthur R. Nemiroff (9)	54,000	*
John H. Bluher (10)	156,000	*
AFH Holding and Advisory, LLC (11)	1,277,373	5.03%
Amir F. Heshmatpour (12)	1,277,373	7.00%
Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and Amended September 29, 2006 (2) (3)	9,419,051	42.91%
Giffoni Family Trust Dated September 26 2008 (3) (6)	3,292,736	15.00%
Olena B. Giffoni (3) (6)	3,292,736	15.00%
Shlomo Rechnitz (13)	1,182,272	5.39%
Directors and officers as a group (9 persons)	14,223,465	61.38%

*	Less than 1% of outstanding shares of common stock.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Targeted Medical Pharma, Inc., 2980 Beverly Glen Circle, Suite 301, Los Angeles, California 90077.
(2)	The address of the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and Amended September 29, 2006 (“EC and WS Family Trust”) is 3048 Nicada Drive, Los Angeles, California 90077. Includes 216,408 shares of common stock beneficially owned by family and friends of Dr. Shell and Ms. Charuvastra over which the EC and WS Family Trust holds voting control. Ms. Charuvastra and Dr. Shell are the Co-Trustees of the EC and WS Family Trust and may both be considered to have beneficial ownership of the EC and WS Family Trust’s interests in the Company. Ms. Charuvastra and Dr. Shell may be deemed to share voting and dispositive control with respect to the securities owned by the EC and WS Family Trust. Dr. Shell disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.
(3)	Pursuant to the Merger Agreement, as amended, the TMP Insiders agreed that up to 1,906,768 shares of the Company’s common stock (the “Make Good Shares”) they collectively own would be subject to forfeiture in the event we fail to achieve a certain EBITDA target. Up to 1,271,242 shares held by the EC and WS Family Trust and up to 635,526 shares held by the Giffoni Family Trust (as defined below) would be subject to cancellation and forfeiture to the extent we fail to achieve the Make Good Target. Does not give effect to the forfeiture and cancellation of the Make Good Shares by the TMP Insiders.
(4)	Includes options to purchase 125,000 shares of common stock and does not reflect options to purchase 125,000 shares of common stock, which are not exercisable within 60 days.

(5)	Includes options to purchase 652,547 shares of common stock and does not reflect options to purchase 59,156 shares of common stock, which are not exercisable within 60 days. Includes 284,623 shares held by the Silver Family Trust and 53,244 shares held by Dr. Silver’s children. Dr. Silver has voting and dispositive control with respect to all these shares. Dr. Silver disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.
(6)	Includes 3,292,736 shares held by the Giffoni Family Trust Dated September 26, 2008 (“Giffoni Family Trust”) The address of the Giffoni Family Trust is 245 Paradise Cove Road, Malibu, California 90265. Mr. Giffoni and Ms. Olena B. Giffoni are the Co-Trustees of the Giffoni Family Trust and may both be considered to have beneficial ownership of the Giffoni Family Trust’s interests in the Company. Mr. Giffoni and Ms. Giffoni may be deemed to share voting and dispositive control with respect to the securities owned by the Giffoni Family Trust. Each of Mr. Giffoni and Ms. Giffoni disclaim beneficial ownership of any shares in which each does not have a pecuniary interest.

(7)	Includes options to purchase 62,853 shares of common stock and does not reflect options to purchase 18,487 shares of common stock, which are not exercisable within 60 days.
(8)	Includes options to purchase 50,000 shares of common stock.
(9)	Includes options to purchase 50,000 shares of common stock.
(10)	Includes options to purchase 50,000 shares of common stock.
(11)	The business address of AFH Holding and Advisory, LLC (“AFH Advisory”) is 9595 Wilshire Boulevard, Suite 700, Beverly Hills, California 90212. Mr. Amir F. Heshmatpour is the managing partner of AFH Advisory and may be considered to have beneficial ownership of AFH Advisory’s interests in the Company. Mr. Heshmatpour may be deemed to have voting and dispositive control with respect to the securities owned by AFH Advisory. Mr. Heshmatpour disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.
(12)	The business address of Amir Heshmatpour is c/o AFH Holding and Advisory, LLC, 9595 Wilshire Boulevard, Suite 700, Beverly Hills, California 90212. Includes 1,277,373 shares held by AFH Advisory, of which Mr. Heshmatpour is the managing partner. Mr. Heshmatpour may be deemed to have voting and dispositive control with respect to the securities owned by AFH Advisory. Mr. Heshmatpour disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.
(13)	The business address of Mr. Rechnitz is 5967 West 3rd Street, Los Angeles, California 90036.
(14)	Includes options to purchase 50,000 shares of common stock, but does not reflect options to purchase 7,395 shares of common stock which are not exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions that were entered into with our executive officers, directors or 5% stockholders during the past two fiscal years. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future related party transactions will be approved by our audit committee or a majority of our independent directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel. Information about employment agreements, including grants of options to purchase our common stock, entered into with our executive officers is included in the section of this prospectus titled “Executive Compensation”.

Pursuant to the Merger Agreement, on January 31, 2011, TMP Merger Sub merged with and into TMP with TMP continuing as the surviving entity. Immediately after the TMP Merger, AFH merged with and into AFH Merger Sub with AFH continuing as the surviving entity. As a result of the AFH Merger, our name was changed from “AFH Acquisition III, Inc.” to “Targeted Medical Pharma, Inc.”. As a result of the Reorganization, the Subsidiary will be our wholly-owned subsidiary.

Upon consummation of the TMP Merger, (i) each outstanding share of Old TMP common stock was exchanged for approximately 1.48 shares of AFH common stock and (ii) each outstanding Old TMP option, which was exercisable for one share of Old TMP common stock, was exchanged for an option exercisable for 1.48 shares of AFH common stock. Upon consummation of the AFH Merger, which occurred immediately upon consummation of the TMP Merger, each outstanding share of AFH common stock and each outstanding option to purchase AFH common stock was exchanged for one share of our common stock and one option to purchase one share of our common stock. As a result of the Reorganization, holders of Old TMP common stock and Old TMP options received 18,308,576 shares of our common stock and options to purchase 566,424 shares of our common stock, or 83.89% of our issued and outstanding common stock on a fully diluted basis. On October 17, 2011, the Company, AFH Holding and Advisory, LLC, William E. Shell, MD, the Estate of Elizabeth Charuvastra and Kim Giffoni entered into Amendment No. 1 to the Agreement and Plan of Reorganization. Pursuant to the Amendment No. 1, the “Make Good Period”, which is defined in the Merger Agreement, was changed from the fiscal year ended December 31, 2011 to the twelve months following the consummation of an initial public offering.

In connection with the consummation of the Reorganization, AFH Holding Advisory, LLC (“AFH Advisory”), an agreed to cancel 2,275,000 shares of our common stock. AFH Advisory received no consideration for such cancellation.

The fair value of warrants issued in connection with certain loans made by related parties during the year ended December 31, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

•	Stock price of $2.55
•	Exercise price of $3.38
•	Volatility factor of 96.66% based on similar companies;
•	Expected term of 5 years based on the term of the warrant;
•	A dividend rate of zero; and
•	The risk free rate of 0.90%

The following table summarizes the status of the Company’s outstanding warrants

	Note	Interest	Number of	Value of	Discounted
Date	Amount	Rate	Shares	Warrant	Note Value

08/19/11	$150,000	3.95%	43,568	$76,220	$73,780
09/01/11	$80,000	3.95%	23,237	$40,651	$39,349
09/23/11	$52,000	3.95%	15,104	$26,423	$25,577
09/28/11	$200,000	3.95%	58,091	$101,627	$98,373
10/17/2011	$170,000	3.95%	50,296	$87,989	$82,011
10/20/2011	$125,000	3.95%	36,982	$64,698	$60,302
11/8/2011	$120,000	3.95%	35,503	$62,110	$57,890
11/22/2011	$140,000	3.95%	41,420	$72,462	$67,538
12/7/2011	$115,000	3.95%	34,024	$59,522	$55,478
as of 12/31/11			338,225	$591,702	$560,298

On December 12, 2010, the Company issued a promissory note to the Targeted Medical Pharma, Inc. Profit Sharing Plan (the “Plan”) in the amount of $300,000 (the “Plan Note”). The note bears interest at a rate of 8% per annum and was payable on June 12, 2011.

On January 31, 2011, the Company issued promissory notes to each of William Shell, our Chief Executive Officer, Chief Scientific Officer, interim Chief Financial Officer and a director, Elizabeth Charuvastra, our former Chairman, Vice President of Regulatory Affairs and a director, and Kim Giffoni, our Executive Vice President of Foreign Sales and Investor Relations and a director, in an aggregate amount of $440,000. The notes bear interest at a rate of 6% per annum and are payable on the earlier of December 1, 2012 or the consummation of the Company's initial public offering.

On May 4, 2011, the Company issued a promissory note to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and Amended September 29, 2006 (the “EC and WS Family Trust”) in the amount of $200,000. The note bears interest at a rate of 3.25% per annum and is payable on May 4, 2016.

On May 4, 2011, the Company issued a promissory note to the Giffoni Family Trust Dated September 26, 2008 (the “Giffoni Family Trust”) in the amount of $100,000. The note bears interest at a rate of 3.25% per annum and is payable on May 4, 2016.

On June 12, 2011, the Company, the Plan, William E. Shell, Elizabeth Charuvastra, Kim Giffoni, the EC and WS Family Trust and the Giffoni Family Trust entered into an agreement (the “Note Agreement”) pursuant to which the Plan assigned the Plan Note to Dr. Shell, Ms. Charuvastra and Mr. Giffoni in an amount of $100,000 each. Moreover, pursuant to the Note Agreement, each of Dr. Shell and Ms. Charuvastra assigned their respective interests in the Plan Note to the EC and WS Family Trust. In accordance with the Note Agreement, in connection with the assignments, the Plan Note was amended to extend the maturity date to December 15, 2015 and to reduce the interest rate from 8.0 percent per annum to 3.25% per annum. The Company issued new notes to each of the WC and WS Family Trust (in the amount of $200,000) and to Mr. Giffoni (in the amount of $100,000) to memorialize the amendments pursuant to the Note Agreement.

On August 19, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $150,000.  The note bears interest at a rate of 3.95% per annum and is payable on August 19, 2016. As an inducement to make this loan the EC and WS Family Trust was issued a warrant for 43,568 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated November 7, 2011 and expires five years from date of issue.

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

On October 17, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $170,000.  The note bears interest at a rate of 3.95% per annum and is payable on October 17, 2016. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 50,296 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated October 17, 2011 and expires five years from date of issue.

On October 20, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $125,000.  The note bears interest at a rate of 3.95% per annum and is payable on October 20, 2016. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 36,982 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated October 20, 2011 and expires five years from date of issue.

On November 8, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $120,000.  The note bears interest at a rate of 3.95% per annum and is payable on November 8, 2016. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 35,503 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated November 8, 2011 and expires five years from date of issue.

On November 22, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $140,000.  The note bears interest at a rate of 3.95% per annum and is payable on November 22, 2016. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 41,420 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated November 22, 2011 and expires five years from date of issue.

On December 7, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $115,000.  The note bears interest at a rate of 3.95% per annum and is payable on December 7, 2016. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 34,024 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated December 7, 2011 and expires five years from date of issue.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2011 and December 31, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2011	December 31, 2010
Audit Fees, including 8-K and S-1	$215,200	$137,557
Audited Related Fees	$103,775
Tax Fees	$15,000	$25,861
All Other Fees

Audit Committee Policies

The Board of Directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimus exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the Board of Directors prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimus exceptions.

PART IV.

Item 15.	Exhibits.

Exhibit No.	Description
2.1*	Agreement and Plan of Reorganization
3.1 (1)	Amended and Restated Certificate of Incorporation of Targeted Medical Pharma, Inc.
3.2 (2)	Amended and Restated Bylaws of Targeted Medical Pharma, Inc.
4.1 (3)	Specimen common stock certificate
10.1 (4)	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and William E. Shell, MD
10.2 (5)	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and Kim Giffoni
10.3 (6)	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and William Shell, MD
10.4 (7)	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and Kim Giffoni
10.5 (8)	Employment Agreement, effective as of December 19, 2011, by and between Targeted Medical Pharma, Inc. and Ronald Rudolph
10.6 (9)	Employment Agreement, effective as of November 28, 2011, by and between Targeted Medical Pharma, Inc. and David Silver, M.D.
10.7 (10)	Employment Agreement, effective as of February 8, 2011, by and between Targeted Medical Pharma, Inc. and Amir Blachman
10.8 (11)	Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.9 (12)	Form of Non-qualified Stock Option Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.10 (13)	Form of Non-qualified Stock Option Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.11 (14)	Form of Restricted Stock Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.12 (15)	Form of Restricted Stock Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.13 (16)	Targeted Medical Pharma, Inc. Profit Sharing Plan
10.14 (17)	Office Lease, dated February 4, 2009, by and between Targeted Medical Pharma, Inc. and Circle Partnership, a limited partnership
10.15	First Amendment to Office Lease, dated November 14, 2011, by and between Targeted Medical Pharma, Inc. and Circle Partnership, a limited partnership
10.16 (18)	Registration Rights Agreement, dated January 31, 2011
10.17 (19)	Sales Agreement, dated January 1, 2007, by and between Targeted Medical Pharma, Inc. and Arizona Nutritional Supplements, Inc.
10.18 (20)	Agency Agreement, dated March 29, 2010, by and between Targeted Medical Pharma, Inc. and Biomatrix Pharma
10.19 (21)	Purchase Agreement, dated April 7, 2010, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC
10.20 (22)	Purchase Agreement, dated October 20, 2008, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC
10.21 (23)	Purchase Agreement, dated February 13, 2008, by and between Targeted Medical Pharma, Inc. and Pacific Medical, Inc.
10.22 (24)	Fulfillment Services Agreement, dated October 2, 2008, by and between Targeted Medical Pharma, Inc. and H.J. Harkins Co., Inc. d/b/a Pharma Pac
10.23 (25)	Form of Physician Purchase Agreement

10.24 (26)	Form of Billing and Claims Processing Services Agreement (Products Purchased from TMP)
10.25 (27)	Form of Distributor Purchase Agreement
10.26 (28)	Form of Billing and Claims Process Services Agreement (Products Purchased from Distributor)
10.27	Vendor and Exclusivity Agreement for Provision of Medical Foods, dated August 15, 2011, by and between Targeted Medical Pharma, Inc. and Kalisthenics, Inc.^
10.28	Addendum B to Vendor Exclusivity Agreement between Kalisthenics and Targeted Medical Pharma, Inc., dated September 19, 2011
10.29	Assignment and Assumption of Vendor Exclusivity Agreement for Provision of Medical Foods, dated November 7, 2011, by and among Kalisthenics, Inc., JI Medical, Inc. and Targeted Medical Pharma, Inc.
14 (29)	Code of Ethics
21 (30)	List of Subsidiaries
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files (XBRL)

*	The parties to the Merger Agreement have made to each other representations, warranties and covenants, which are qualified by information in confidential disclosure schedules delivered together with the Merger Agreement. While the Registrant does not believe that these schedules contain information that the securities laws require it to publicly disclose and therefore are not filed herewith, other than information that has already been so disclosed, the disclosure schedules do contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the Merger Agreement. Accordingly, the representations, warranties and covenants should not be relied on as characterizations of the actual state of facts, since they may be modified by the disclosure schedules.

^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 3.1 of Targeted Medical Pharma, Inc.’s (the “Company”) Current Report on Form 8-K, dated January 31, 2012 (the “1/31/2012 8-K).
(2)	Incorporated by reference to Exhibit 3.2 to the 1/31/2012 8-K.
(3)	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1/A, filed on April 22, 2011 (the “S-1 Amendment No. 1”).
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s 1/31/2012 8-K.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s 1/31/2012 8-K.
(6)	Incorporated by reference to Exhibit 10.9 to the Company’s 1/31/2012 8-K.
(7)	Incorporated by reference to Exhibit 10.11 to the Company’s 1/31/2012 8-K.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2011 (“12/21/2012 8-K”).
(9)	Incorporated by reference to Exhibit 10.2 to the 12/21/2012 8-K.
(10)	Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, filed on February 14, 2011.
(11)	Incorporated by reference to Exhibit 10.12 of the 1/31/2012 8-K.
(12)	Incorporated by reference to Exhibit 10.13 of the 1/31/2012 8-K.
(13)	Incorporated by reference to Exhibit 10.14 of the 1/31/2012 8-K.
(14)	Incorporated by reference to Exhibit 10.15 of the 1/31/2012 8-K.
(15)	Incorporated by reference to Exhibit 10.17 of the 1/31/2012 8-K.
(16)	Incorporated by reference to Exhibit 10.16 of the 1/31/2012 8-K.

(17)	Incorporated by reference to Exhibit 10.18 of the 1/31/2012 8-K.
(18)	Incorporated by reference to Exhibit 10.19 of the 1/31/2012 8-K.
(19)	Incorporated by reference to Exhibit 10.21 of the 1/31/2012 8-K.
(20)	Incorporated by reference to Exhibit 10.22 of the 1/31/2012 8-K.
(21)	Incorporated by reference to Exhibit 10.23 of the 1/31/2012 8-K.
(22)	Incorporated by reference to Exhibit 10.24 of the 1/31/2012 8-K.
(23)	Incorporated by reference to Exhibit 10.25 of the 1/31/2012 8-K.
(24)	Incorporated by reference to Exhibit 10.26 of the 1/31/2012 8-K.
(25)	Incorporated by reference to Exhibit 10.28 of the S-1 Amendment No. 1.
(26)	Incorporated by reference to Exhibit 10.29 of the S-1 Amendment No. 1.
(27)	Incorporated by reference to Exhibit 10.30 of the S-1 Amendment No. 1.
(28)	Incorporated by reference to Exhibit 10.31 of the S-1 Amendment No. 1.
(29)	Incorporated by reference to Exhibit 14 of the S-1 Amendment No. 1.
(30)	Incorporated by reference to Exhibit 21 of the S-1 Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGETED MEDICAL PHARMA, INC.

By:	/s/ William E. Shell
	Name:	William E. Shell, MD
	Title:	Chief Executive Officer
	Date:	April 16, 2012

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Shell	Chief Executive Officer and Director	April 16, 2012
William E. Shell, MD	(Principal Executive Officer)

/s/ Ronald W. Rudolph	Chief Financial Officer	April 16, 2012
Ronald W. Rudolph	(Principal Accounting Officer)

/s/ David S. Silver	EVP of Medical and Scientific	April 16, 2012
David S. Silver	Affairs and Director

/s/ Kim Giffoni	EVP of Foreign Sales and Investor	April 16, 2012
Kim Giffoni	Relations and Director

/s/ Amir Blachman	Vice President of Strategy	April 16, 2012
Amir Blachman	and Operations

/s/ Maurice DeWald	Chairman of the Board of	April 16, 2012
Maurice DeWald	Director

/s/ Arthur R. Nemiroff	Director	April 16, 2012
Arthur R. Neimroff

/s/ Donald J. Webster	Director	April 16, 2012
Donald J. Webster
April 16, 2012
/s/ John H. Bluher	Director
John H. Bluher

