Form 10-Q
period 2012-03-31
Targeted Medical Pharma, Inc.
filed 2012-05-15
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 15, 2012, there were 21,949,576 shares of common stock, par value $0.001 per share, of the Registrant outstanding.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$10,847	$147,364
Inventory	847,974	495,821
Accounts Receivable	621,285	899,493
Loans Receivable - Employees	21,774	23,360
Prepaid Expenses - Short Term	453,728	241,208
Prepaid Taxes	792,301	792,301
Deferred Tax Asset - Short Term	271,476	300,170
Total Current Assets	3,019,385	2,899,717
Property and Equipment - Net of Accumulated Depreciation	378,066	411,823
Intangible Assets - Net of Accumulated Amortization	2,364,380	2,387,801
Prepaid Expenses - Long Term	101,848	111,259
Deferred Tax Asset - Long Term	3,646,307	2,951,857
Other Assets	46,000	26,000
Total Assets	$9,555,986	$8,788,457

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities:
Accounts Payable and Accrued Expenses warrants issued	$5,292,058	$5,035,086
Other Amounts due to Related Parties	602,948	602,948
Deferred Tax Liability - Current	171,577	171,577
Total Current Liabilities	6,066,583	5,809,611
Notes Payable-Related Parties net of $1,178,249 discount on warrants issued	2,433,707	1,775,561
Deferred Income Taxes	983,646	988,980
Total Liabilities	9,483,936	8,574,152

Shareholders’ Equity:
Preferred stock, $0.001 par value; 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 21,949,576 and 21,949,576 shares issued and
outstanding at March 31, 2012 and December 31, 2011, respectively	21,950	21,950
Additional Paid-In Capital	5,517,757	4,684,095
Accumulated Deficit	(5,467,657)	(4,491,740)
Total Shareholders’ Equity	72,050	214,305
Total Liabilities and Shareholders’ Equity (Deficit)	$9,555,986	$8,788,457

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2012 and 2011

(Unaudited)

		Restated
	March 31,	March 31,
	2012	2011

Revenues:
Product Sales	$1,272,810	$1,881,377
Service Revenue	102,375	153,948
Total Revenue	1,375,185	2,035,325

Cost of Product Sold	189,993	283,660
Cost of Services Sold	444,742	373,339
Total Cost of Sales	634,735	656,999

Total Gross Profit	740,450	1,378,326

Operating Expenses:
Research and Development	27,264	36,748
Selling, General and Administrative	2,284,354	2,863,968
Total Operating Expenses	2,311,618	2,900,716

Net Income (Loss) before Other Income and Expense	(1,571,168)	(1,522,390)

Other Income and Expense:
Interest Income (Expense)	(75,839)	-
Investment Income (Loss)	-	7,625
Total Other Income and (Expense)	(75,839)	7,625

Net Income (Loss) before Taxes	(1,647,007)	(1,514,765)
Deferred Income Tax Expense (Benefit)	(671,090)	(585,975)
Net Income (Loss) before Comprehensive Income	(975,917)	(928,790)
Reclassification for losses included in Net Income	-	(3,209)
Comprehensive Income (Loss)	$(975,917)	$(931,999)

Basic and Diluted Loss Per Share	$(0.04)	$(0.05)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	21,949,576	20,693,676

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year ended December 31, 2011 and quarter ended March 31, 2012
(Unaudited)

	Number of Shares of Common Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance - January 1, 2011 (1)-Restated	18,308,576	18,309	3,191,314	(314,690)	3,209	2,898,142
Stock Issued for Services	16,000	16	40,784	-	-	40,800
Shares issued to existing shell shareholders in the reorganization	3,625,000	3,625	(503,625)	-	-	(500,000)
Reclassification of Gains to Net Income	-	-	-	-	(3,209)	(3,209)
Warrants Issued in connection with loans from related party	-	-	591,702	-	-	591,702
Stock Option Expense	-	-	1,363,920	-	-	1,363,920
Net Loss	-	-	-	(4,177,050)	-	(4,177,050)
Balance - December 31, 2011	21,949,576	$21,950	$4,684,095	$(4,491,740)	$-	$214,305
Warrants Issued in connection with loans from related party	-	-	657,332	-	-	657,332
Stock Option Expense	-	-	176,330	-	-	176,330
Net Loss	-	-	-	(975,917)	-	(975,917)
Balance - March 31, 2012	21,949,576	$21,950	$5,517,757	$(5,467,657)	$-	$72,050

(1)	The stockholders’ equity has been recapitalized to give effect to the shares exchanged by existing shareholders pursuant to the merger agreement dated January 31, 2011, more fully discussed in Note 7 to these financial statements.

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2012 and 2011

(Unaudited)

	March 31,	March 31,
	2012	2011
	(unaudited)	Restated
Cash Flows from Operating Activities:
Net Income	$(975,917)	(928,790)
Adjustments:
Depreciation and Amortization	111,236	105,789
Stock Option Compensation	176,330	471,628
Stock Issued for Services	-	40,800
Deferred Income Taxes	(671,090)	(585,975)
Bad Debts Expense	-	-
Changes:

Inventory	(352,153)	87,551
Accounts Receivable	278,208	261,850
Loans Receivable - Employees	1,586	2,592
Prepaid Expenses	(203,109)	(80,977)
Prepaid Taxes	-	-
Deferred Tax Asset	-	(51,520)
Other Assets	(20,000)	-
Accounts Payable and Accrued Expenses	302,810	299,027
Taxes Payable	-	-
Deferred Tax Liability	-	12,592
Net Cash Flows from Operating Activities	(1,352,099)	(365,433)

Cash Flows from Investing Activities:
Net Sales or (Purchases) of Investments	-	241,207
Acquisition of Intangible Assets	(26,552)	(147,006)
Purchases of Property and Equipment	(27,866)	(77,459)
Net Cash Flows from Investing Activities	(54,418)	16,742

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	-	-
Notes Payable-Related Parties	1,270,000	-
Due to Related Parties	-	-
Net Cash Flows from Financing Activities	1,270,000	-

Net Change in Cash and Cash Equivalents	(136,517)	(348,691)
Cash and Cash Equivalents - Beginning of Year	147,364	795,914
Cash and Cash Equivalents - End of Period	$10,847	$447,223

Supplemental Disclosure of Cash Flow Information
Interest Paid
Interest Expense	10,400	-

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

Notes to Condensed Consolidated Financial Statements

Note 1: Business Activity

TARGETED MEDICAL PHARMA, INC. (“Company”), also doing business as Physician Therapeutics (“PTL”), is a specialty pharmaceutical company that develops and commercializes nutrient- and pharmaceutical-based therapeutic systems. The Company also does business as Laboratory Industry Services (“LIS”), which is a facility for the performance of diagnostic testing. On July 30, 2007, the Company formed the wholly owned subsidiary, Complete Claims Processing, Inc. (“CCPI”), which provides billing and collection services on behalf of physicians for claims to insurance companies, governmental agencies and other medical payers.

Segment Information :

The Company had revenue outside of the United States of $0 and $93,684 for the three months ended March 31, 2012 and 2011, respectively. The Company’s operations are organized into two reportable segments: Targeted Medical Pharma (“TMP”) and CCPI.

•	TMP : This segment includes PTL and LIS as described above. This segment develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property and is responsible for research and development relating to medical food products and the development of software used for the dispensation and billing of medical foods, generic and branded products. The TMP segment also manages contracts and chargebacks.

•	CCPI : This segment provides point-of-care dispensing solutions and billing and collections services. It is responsible for the research and development of billing software and methodologies and the customization of hardware that supports dispensing, billing and collection operations.

Segment Information for the three months ended March 31,

2012 (unaudited)	Total	TMP	CCPI
Gross Sales	$1,375,185	$1,272,810	$102,375
Gross Profit (Loss)	$740,450	$1,082,817	$(342,367)
Comprehensive Income (Loss)	$(975,917)	$(633,550)	$(342,367)
Total Assets	$9,555,986	$9,796,010	$(240,024)
less Eliminations	$-	$(210,231)	$210,231
Net Total Assets	$9,555,986	$9,585,779	$(29,793)

2011 (Unaudited and restated)
Gross Sales	$2,035,325	$1,881,377	$153,948
Gross Profit (Loss)	$1,378,326	$1,597,717	$(219,391)
Comprehensive Income (Loss)	$(931,999)	$(416,030)	$(515,969)
Total Assets	$5,756,268	$7,879,489	$(2,123,221)
less Eliminations	$-	$(2,273,346)	$2,273,346
Net Total Assets	$5,756,268	$5,606,143	$150,125

Note 2: Summary of Significant Accounting Policies

Going concern : – The 2011 audited consolidated financial statements were prepared on the basis that the Company would continue as a going concern. The Company has losses for the year ended December 31, 2011 totaling $4,177,050 as well as accumulated deficit amounting to $4,491,740. Further the Company appeared to have inadequate cash and cash equivalents of $147,364 as of December 31, 2011 to cover projected operating costs for the next 12 months. The loss for the three months ended March 31, 2012 was $975,917 which increased the accumulated deficit to $5,467,654. As a result, the Company is dependent upon further financing, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and/or additional sales of its common stock development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams. There is no assurance that the Company will be successful in raising additional capital.

Principles of consolidation: The consolidated financial statements include accounts of TMP and its wholly owned subsidiary, CCPI, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, TMP and CCPI share the common operating facility, certain employees and various costs. Such expenses are principally paid by TMP. Due to the nature of the parent and subsidiary relationship, the individual financial position and operating results of TMP and CCPI may be different from those that would have been obtained if they were autonomous.

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

Revenue Recognition :

Under the following revenue models product sales are invoiced upon shipment:

•	Physician Direct Sales Model (2% of revenue for the three months ended March 31, 2012): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•	Distributor Direct Sales Model (39% of revenue for the three months ended March 31, 2012): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid models described below, which can take in excess of four years to collect, we have determined that these revenues did not meet the criteria for recognition in accordance with SAB Topic 13, Revenue Recognition . These revenues are therefore required to be recorded when collectability is reasonably assured, which the Company has determined is when the payment is received.

•	Physician Managed Model (48% of revenue for the three months ended March 31, 2012): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the gross invoice amount less the applicable rapid pay discount offered in the product purchase agreement

•	Hybrid Model (11% of revenue for the three months ended March 31, 2012): Under this model, a distributor purchase products from TMP and sell those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the net invoice amount.

In the three months ended March 31, 2012 and 2011 the Company issued billings to Physician Managed and Hybrid model customers aggregating $3.0 million and $4.2 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with these revenues are expensed as incurred. Direct costs associated with these billings aggregating $189,993 and $283,660, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $763,745 and $949,019 in the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the Company had contractual receivables from its Physician Managed and Hybrid model customers totaling $31,429,375 which are not reflected in the accompanying consolidated balance sheet as of such dates and will be recorded as revenue only when payment is made.

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

Allowance for doubtful accounts : Under the direct sales to physician and direct sales to distributor models, product is sold under terms that allow substantial discounts (40-88%) for payment within terms. With such substantial discounts, it is rare that an invoice is not paid within terms. We have not experienced any write offs associated with these revenue models.

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

Inventory valuation : Inventory is valued at the lower of cost (first in, first out) or market and consists primarily of finished goods.

Property and equipment : Property and equipment are stated at cost. Depreciation is calculated using the straight line method over the estimated useful lives of the related assets. Computer equipment is amortized over three to five years. Furniture and fixtures are depreciated over five to seven years. Leasehold improvements are amortized over the shorter of fifteen years or term of the applicable property lease. Maintenance and repairs are expensed as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Amenities are capitalized as leasehold improvements.

Impairment of long-lived assets : The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No asset impairment was recorded for the three months ended March 31, 2012 or 2011.

Intangible assets : Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist the intangible assets are written down to fair value as required. No asset impairment was recorded for the three months ended March 31, 2012 or 2011.

Fair value of financial instruments : The Company’s financial instruments are accounts receivable, accounts payable and notes payable. The recorded values of accounts receivable, accounts payable, and notes payable approximate their values based on their short term nature.

Income taxes : The Company determines its income taxes under the asset and liability method. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Stock-Based Compensation : The Company accounts for stock option awards in accordance with ASC 718. Under ASC 718, compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards. Compensation previously recorded for unvested stock options that are forfeited is reversed upon forfeiture. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

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

Income Per Share : The Company utilizes ASC 260, “Earnings per Share”. Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	March 31, 2012	March 31, 2011
Options shares excluded	941,357	291,347

Research and development : Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most contract research agreements include a ten year records retention and maintenance requirement. Typically, we expense 50% of the contract amount within the first two years of the contract and 50% over the remainder of the record retention requirements under the contract based on our experience on how long the clinical trial service is provided.

Reclassification

Certain accounts in the prior-year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Note 3: Stock Based Compensation

For the three months ended March 31, 2012 and 2011, the Company recorded compensation costs for options amounting to $176,330 and $471,628 respectively. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital. No tax deduction is allowed for incentive stock options (ISO). Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not a public market for the Company shares. Accordingly, the fair value of the underlying shares was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price

Outstanding at December 31, 2011	1,583,091	$2.73
Exercisable at December 31, 2011	1,147,909	$2.49
Options granted during 2012	0
Options exercised during 2012	0
Options forfeited during 2012	0
Outstanding at March 31, 2012	1,583,091	$2.73
Exercisable at March 31, 2012	1,297,559	$2.59

The following table summarizes the status of the Company’s aggregate non-vested shares

	Number of Non-vested Shares	Weighted Average fair Value at Grant Date
Non-vested at December 31, 2011	435,182	$1.66
Exercisable at December 31, 2011	1,147,909	$1.30
Outstanding at December 31, 2011	1,583,091	$1.40
Granted in three months ended March 31, 2012	-
Forfeited in three months ended March 31, 2012	-
Vested in three months ended March 31, 2012	149,650	$1.18
Non-vested at March 31, 2012	285,532	$1.78
Exercisable at March 31, 2012	1,297,559	$1.31
Outstanding at March 31, 2012	1,583,091	$1.40

Per employment agreements with each of Dr. Shell and Mr. Giffoni (the “TMP Insiders”), each dated September 1, 2010 and amended on January 31, 2011, the TMP Insiders are entitled to 500,000 shares of common stock and annual base salary and benefits for the longer of the remaining term of the employment agreement or 30 months in the event the TMP Insider is terminated without cause by us or with cause by the TMP Insider. We would have “cause” to terminate the employment relationship upon (i) a TMP Insider’s conviction of or a plea of nolo contendere for the commission of a felony or (ii) the TMP Insider’s willful failure to substantially perform the TMP Insider’s duties under the employment agreement. A TMP Insider will have “cause” to terminate the employment relationship with us in the event any of the following circumstances are not remedied within 30 days of our receipt of a notice of termination from the TMP Insider: (i) a material change in the TMP Insider’s duties or a material limitation of the TMP Insider’s powers; (ii) a failure to elect the TMP Insider to the management position specified in such TMP Insider’s employment agreement or a reduction of the TMP Insider’s annual base salary; (iii) our failure to continue in effect any benefit plan in effect upon the execution of the initial employment agreement, (iv) a material breach by us of the employment agreement and (v) a change in control (which is defined in the TMP Insiders’ employment agreements). Amendment No. 1 to each of the TMP Insiders’ employment agreements deleted the change in control provisions.

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

The fair value of warrants issued in connection with certain loans made by related parties during the three months ended March 31, 2012 was determined using the Black Scholes Option Pricing Model with the following assumptions:

•	Stock price of $2.55
•	Exercise price of $3.38
•	Volatility factor of 96.66% based on similar companies;
•	Expected term of 5 years based on the term of the warrant;
•	A dividend rate of zero; and
•	The risk free rate of 0.90%

The following table summarizes the status of the Company’s outstanding warrants

	Note	Interest	Number of	Value of	Discounted
Date	Amount	Rate	Warrants	Warrant	Note Value

08/19/11	$150,000	3.95%	43,568	$76,220	$73,780
09/01/11	$80,000	3.95%	23,237	$40,651	$39,349
09/23/11	$52,000	3.95%	15,104	$26,423	$25,577
09/28/11	$200,000	3.95%	58,091	$101,627	$98,373
10/17/2011	$170,000	3.95%	50,296	$87,989	$82,011
10/20/2011	$125,000	3.95%	36,982	$64,698	$60,302
11/8/2011	$120,000	3.95%	35,503	$62,110	$57,890
11/22/2011	$140,000	3.95%	41,420	$72,462	$67,538
12/7/2011	$115,000	3.95%	34,024	$59,522	$55,478
1/4/2012	$30,000	3.95%	8,876	$15,528	$14,472
1/18/2012	$25,000	3.95%	7,396	$12,940	$12,060
1/19/2012	$100,000	3.95%	29,586	$51,758	$48,242
1/31/2012	$200,000	3.95%	59,172	$103,517	$96,483
2/1/2012	$250,000	3.95%	73,964	$129,396	$120,604
2/15/2012	$200,000	3.95%	59,172	$103,517	$96,483
2/29/2012	$240,000	3.95%	71,006	$124,220	$115,780
3/15/2012	$75,000	3.95%	22,189	$38,819	$36,181
3/28/2012	$150,000	3.95%	44,379	$77,638	$72,362
	$2,422,000		713,964	$1,249,033	$1,172,967
Cumulative Amortization of Note Discount				$(70,784)	$70,784
Total Notes with Warrants March 31, 2012	$2,422,000		713,964	$1,178,249	$1,243,751

Note 4:  Notes Payable – Related Parties

On December 12, 2010, the Company issued a promissory note to the Targeted Medical Pharma, Inc. Profit Sharing Plan (the “Plan”) in the amount of $300,000 (the “Plan Note”).  The note bears interest at a rate of 8.0 percent per annum and was payable on June 12, 2011.

On January 31, 2011, the Company issued promissory notes to each of William Shell, our Chief Executive Officer, Chief Scientific Officer, interim Chief Financial Officer and a director, Elizabeth Charuvastra, our Chairman, Vice President of Regulatory Affairs and a director, and Kim Giffoni, our Executive Vice President of Foreign Sales and Investor Relations and a director, in an aggregate amount of $440,000.  The notes bear interest at a rate of 6% per annum and are payable on the earlier of December 1, 2012 or the consummation of the Company’s initial public offering.

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

On January 4, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $30,000.  The note bears interest at a rate of 3.95% per annum and is payable on January 4, 2017. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 8,876 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share. This warrant is dated January 4, 2012 and expires five years from date of issue.

On January 18, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $25,000.  The note bears interest at a rate of 3.95% per annum and is payable on January 18, 2017. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 7,396 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated January 18, 2012 and expires five years from date of issue.

On January 19, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $100,000.  The note bears interest at a rate of 3.95% per annum and is payable on January 19, 2017. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 29,586 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated January 19, 2012 and expires five years from date of issue.

On January 31, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $200,000.  The note bears interest at a rate of 3.95% per annum and is payable on January 31, 2017. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 59,172 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated January 31, 2012 and expires five years from date of issue.

On February 1, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $250,000.  The note bears interest at a rate of 3.95% per annum and is payable on February 1, 2017. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 73,964 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated February 1, 2012 and expires five years from date of issue.

On February 15, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $200,000.  The note bears interest at a rate of 3.95% per annum and is payable on February 15, 2017. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 59,172 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated February 15, 2012 and expires five years from date of issue.

On February 29, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $240,000.  The note bears interest at a rate of 3.95% per annum and is payable on February 29, 2017. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 71,006 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated February 29, 2012 and expires five years from date of issue.

On March 15, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $75,000.  The note bears interest at a rate of 3.95% per annum and is payable on March 15, 2017. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 22,189 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated March 15, 2012 and expires five years from date of issue.

On March 28, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $150,000.  The note bears interest at a rate of 3.95% per annum and is payable on March 28, 2017. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 44,739 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share This warrant is dated March 28,2012 and expires five years from date of issue.

Note 5: Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU No.  2011-05, “Presentation of Comprehensive Income” ( ASU 2011-05). The provisions of ASU 2011-05 amend FASB ASC Topic 220 “Comprehensive Income” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and require the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income. The provisions of ASU 2011-05 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption permitted. The adoption of ASU 2011-05 did not have a material impact on the Company’s condensed consolidated financial statements.

Fair Value Measurement and Disclosure: In May 2011, the FASB issued ASC Update 2011-04, “Fair Value Measurement: (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASC Update 2011-04 amends current U.S. GAAP to create more commonality with IFRS by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. This update is effective for the first interim or annual reporting period beginning after December 15, 2011. The Company began application of ASC 2011-04 on January 1, 2012, which is not expected to have any effect on results of operations, financial position, and cash flows.

Note 6: Reorganization

Pursuant to an Agreement and Plan of Reorganization (the “Merger Agreement”), by and among AFH Acquisition III, Inc. (“AFH”), TMP Merger Sub, Inc. (“TMP Merger Sub”), AFH Merger Sub, Inc. (“AFH Merger Sub”), AFH Holding and Advisory, LLC (“AFH Advisory”), Targeted Medical Pharma, Inc. (“Old TMP”), William E. Shell, MD, Elizabeth Charuvastra and Kim Giffoni, on January 31, 2011, TMP Merger Sub merged (the “TMP Merger”) with and into Old TMP with Old TMP continuing as the surviving entity .. Immediately after the TMP Merger, AFH merged (the “AFH Merger” and, together with the TMP Merger, the “Reorganization”) with and into AFH Merger Sub with AFH continuing as the surviving entity (the surviving entity of the AFH Merger, the “Subsidiary”). As a result of the Reorganization, the Subsidiary is the Company’s wholly-owned subsidiary.

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

Amounts due AFH resulting from this transaction totaling $602,948 and $602,948 as of March 31, 2012 and December 31, 2011 respectively are reflected as Other Amounts due to Related Parties.

Note 7: Subsequent Events

Since March 31, 2012, the EC and WS Family Trust has made additional loans to the Company in the aggregate amount of $700,000. In connection with such loans, the Company issued to the EC and WS Family Trust five year notes bearing interest at 3.95 percent per annum and five-year warrants to purchase 207,101 shares of the Company’s common stock at an exercise price of $3.38 per share.

Note 8: Restatement

The Company restated its previously issued consolidated financial statements to correct its error in the application of an accounting principal concerning revenue recognition. Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of four years to collect, it was determined that these revenues did not meet the criteria for recognition in accordance with SAB Topic 13, Revenue Recognition. These revenues are required to be recorded when collectability is reasonably assured, which in the case of this business model, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice. We have recorded revenues for the three months ended March 31, 2012 and 2011 on this basis and restated revenues for the year three months ended March 31, 2011. The effect of the restatement on results of operations and financial position as of and for the three months ended March 31, 2011 were as follows:

	Reported	Restatement		Restated
	March 31, 2011	Adjustment		March 31, 2011
Accounts Receivable-Net of Allowance for Doubtful Accounts	$23,866,140	$(23,672,532)	(1)	$193,608
Allowance for Doubtful Accounts	(521,016)	521,016	(1)	-
Deferred Tax Asset - Short Term	261,738	(167,314)	(2)	94,424
Prepaid Taxes	-	167,301	(1)	167,301
Total Current Assets	25,081,993	(23,672,545)		1,409,448
Long-term accounts receivable	2,456,178	(2,456,178)	(1)	-
Deferred Tax Asset-Long Term	258,996	1,011,179	(2)	1,270,175
Total Assets	30,873,814	(25,117,546)		5,756,268
Taxes Payable	5,716,289	(5,716,289)	(2)	-
Deferred Tax Liability - Current	1,288,278	(1,116,701)	(2)	171,577
Total Current Liabilities	9,622,404	(6,792,989)		2,829,415
Deferred Income Taxes	2,887,562	(1,939,283)	(2)	948,279
Total Liabilities	12,549,966	(8,772,272)		3,777,694
Retained Earnings (Accumulated Deficit)	15,101,797	(16,345,274)		(1,243,477
Total Liabilities and Shareholder Equity	30,873,814	(25,117,546)		5,756,268
Product Sales	5,593,435	(3,712,058)	(3)	1,881,377
Selling, General and Administrative	2,915,404	(51,436)	(4)	2,863,968
Income Taxes	697,338	(697,338)	(2)	-
Deferred Income Tax (Benefit)	33,050	(619,025)	(2)	(585,975
Net Income (Loss)	1,415,469	(2,344,259)		(928,790
Comprehensive Income (Loss)	1,412,260	(2,344,259)		(931,999
Basic Earnings (Loss) per Share	$0.07	$(0.11)		$(0.05
Diluted Earnings (Loss) per Share	$0.07	$(0.11)		$(0.05

(1) To restate Accounts Receivable and related accounts for the removal of Q1 2011 and historical unrecognized revenues.

(2) To restate Income Taxes to reflect the affect of the change in unrecognized revenues.

(3) To restate Product Sales for the removal of Q1 2011 unrecognized revenues.

(4) To restate Operating Expenses for the removal of Q1 2011 Bad Debt Expense associated with the removal of Q1 2011 unrecognized revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue and short- and long-term cash needs. In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in “Risk Factors.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our annual report on Form 10-K, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Adverse economic conditions;
•	inability to raise sufficient additional capital to operate our business;
•	the commercial success and market acceptance of any of our products;
•	the maintenance of our products in the FDA National Drug Code database;
•	the timing and outcome of clinical studies;
•	the outcome of potential future regulatory actions, including inspections from the FDA;
•	unexpected regulatory changes, including unanticipated changes to workers compensation state laws and/or regulations;
•	the expectation that we will be able to maintain adequate inventories of our commercial products;
•	the results of our internal research and development efforts;
•	the adequacy of our intellectual property protections and expiration dates on our patents and products;
•	the inability to attract and retain qualified senior management and technical personnel;
•	the potential impact, if any, of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 on our business;
•	Our plans to develop other product candidates .

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

RECENT HIGHLIGHTS OF THE COMPANY

•	FDA registration of convenience kits in the FDA National Drug Code Database;
•	Addition of new distributors and sales representatives;
•	Publication of the results of controlled clinical trials in peer-reviewed journals;
•	Growth of our CCPI subsidiary to support the dispensing activity of approximately 150 physician clients through the use of our PDRx software and the claims submission process on behalf of such physician clients relating to our products;
•	Expansion of CCPI’s claims submission automation and further upgrades of the PDRx software;
•	Contracts with major pharmacy benefit managers to support point-of-care physician reimbursement;
•	Contract with a distributor to nursing homes

RESULTS OF OPERATIONS

FOR THE THREE MONTHS YEARS ENDED MARCH 31, 2012 AND 2011

	Three Months		Three Months
	March 31,		March 31,
			Restated
		% of		% of
	2012	Sales	2011	Sales
Revenues:
Product Sales	$1,272,810	92.6%	$1,881,377	92.4%
Service Revenue	102,375	7.4%	153,948	7.6%
Total Revenue	1,375,185	100.0%	2,035,325	100.0%

Cost of Product Sold	189,993	13.8%	283,660	13.9%
Cost of Services Sold	444,742	32.3%	373,339	18.3%
Total Cost of Sales	634,735	46.2%	656,999	32.3%

Total Gross Profit	740,450	53.8%	1,378,326	67.7%

Operating Expenses:
Research and Development	27,264	2.0%	36,748	1.8%
Selling, General and Administrative	2,284,354	166.1%	2,863,968	140.7%
Total Operating Expenses	2,311,618	134.4%	2,900,716	142.5%
Net Income (Loss) before Other Income	(1,571,168)	-114.3%	(1,522,390)	-20.6%
Other Income and Expense
Interest Income (Expense)	(75,839)	-5.5%	-	0.0%
Grant Income		0.0%		0.0%
Investment Income		0.0%	7,625	0.4%
Total Other Income	(75,839)	9.8%	7,625	0.4%

Net Income (Loss) before Taxes	(1,647,007)	-119.8%	(1,514,765)	-10.9%
Income Taxes		0.0%		0.0%
Deferred Income Tax (Benefit)	(671,090)	-48.8%	(585,975)	-28.8%
Net Income (Loss) before Comprehensive Income	(975,917)	-71.0%	(928,790)	42.7%
Unrealized Gain or (Loss) on Investments		0.0%		0.0%
Reclassification for losses included in Net Income	-	0.0%	(3,209)	-0.2%
Comprehensive Income (Loss)	$(975,917)	-71.0%	$(931,999)	-45.8%

Revenue

Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of four years to collect. These revenues are recorded when collectability is reasonably assured, which in the case of these two business models, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice. We have recorded revenues for 2011 on this basis and restated revenues for the 2010 period. As a result revenues for the two periods are substantially lower that what would have been reported for 2011 and what was reported for 2010. Details of our restatement of previously reported results are included in note number 8 found elsewhere in this report.

Total revenue for the three months ended March 31, 2012 decreased $660,140 , or 32.4%, to $1,375,185, from the restated amount of $2,035,325 for the three months ended March 31, 2011. Product revenue decreased $608,567, or 32.3%, from the restated prior year $1,881,377 to $1,272,810, primarily due to decreased collections in our PMM and Hybrid businesses. PMM and Hybrid revenues are based on payments received regardless of when the original invoice and shipment occurred. Product revenue for the respective periods is further described in the following schedule:

	Revenue Recognition Basis	2012	% of Sales	2011	% of Sales
PMM/Hybrid	cash	763,745	60.0%	949,019	50.4%
Direct/Distributor	accrual	518,281	40.7%	962,250	51.1%
Credits		(9,216)	-0.7%	(29,891)	-1.6%
Total		1,272,810	100.0%	1,881,378	100.0%

Service revenue decreased $51,573 or 33.5%, from $153,948 in the three months ended March 31, 2011 to $102,375 in the three months ended March 31, 2012 due to a decrease in the billing service fee percentage by CCPI, our billing and claims collection subsidiary. Starting with the quarter ended June 30, 2011 we decreased the CCPI fee charged to physician clients from 20 percent to a range of 5 to 10 percent as a courtesy under our billing and collection services.

Cost of Products Sold

The cost of products sold decreased $93,667, or 33.0%, from $283,660 in the three months ended March 31, 2011 to $189,993 in the three months ended March 31, 2012 and the percentage of cost of product sold to product revenue decreased from 15.1% for the three months ended March 31, 2011 to 14.9% for the three months ended March 31, 2012. Due to the change in revenue recognition policy costs of products shipped are a period expense while revenue is recognized on payment under our PMM and Hybrid .

Cost of Services Sold

The cost of services sold for the three months ended March 31, 2012 increased $71,403, or 19.3%, from $373,339 for the three months ended March 31, 2011 to $444,742 for the three months ended March 31, 2012 and the percentage cost of service sold to service revenue increased from 243% to 435% in those periods. These costs increased primarily because we increased our collections staff to handle increased billing and collections processing activity and because revenue is not recognized until received. While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods. Starting with the quarter ended June 30, 2011 we decreased the CCPI fee charged to physician clients from 20 percent to a range of 5 to 10 percent as a courtesy under our billing and collection services.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 decreased $589,098 or 20.3%, to $2,311,618 from $2,900,716 for the three months ended March 31, 2011 but increased from 142.5% of revenue to 168.1% of revenue because of the decrease in revenue. Operating expenses consist of research and development expense and selling, and general and administrative expenses. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2012 decreased $9,484, or 25.8%, to $27,264 from $36,478 for the three months ended March 31, 2011. The level of expense varies from year to year depending on the number of clinical trials that we have in progress. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling, General and Administrative Expense

Selling, general and administrative expense, including salaries, wages and benefits, facility expenses, professional fees, marketing, office expenses, and travel and entertainment expense for the three months ended March 31, 2012 decreased $579,614 or 20.2%, to $2,284,354 from $2,863,968 for the three months ended March 31, 2011. The decrease in general and administrative expense was primarily due to lower stock-based compensation expense and lower professional fees and costs associated with the filing of an S-1, associated expenses in connection with preparations to become a public company , and a decrease in legal fees.

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

We had no current income tax expense in for the three months ended March 31, 2012 and March 31, 2011. Deferred income tax benefit for the three months ended March 31, 2012 increased $85,115 or 14.5%, to $671,090 from $585,957 for the three months ended March 31, 2011.

Net Loss

Net Loss for the three months ended March 31, 2012 was $975,917 compared to net loss of $928,790 for the three months ended March 31, 2011. The increased loss was primarily due to lower revenues, largely offset by lower operating expenses. }.

FINANCIAL CONDITION

Our negative working capital of $5,480,905 as of March 31, 2012 increased $795,450 from our December 31, 2011 negative working capital of $4,685,455. Accounts receivable decreased from $899,493 on December 31, 2011 to $621,285 on March 31, 2012. Inventory increased by $352,153, partially due to an advanced purchase for a pending contract. Notes payable to related parties (before discounts resulting from the issuance of warrants) increased by $1,270,000 during the three months ended March 31, 2012, and accounts payable and accrued expenses increased by $256,972.

Accounts Receivable

As a result of our change in revenue recognition policy, as of March 31, 2012 we now have $31,429,375 in unrecorded revenues that potentially will be recorded as revenue by TMP in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. Except for collection expenses incurred by CCPI in future periods, all expenses associated with these unrecorded revenues including cost of products sold have already been reflected in our financial statements. In addition, due to loss carry forwards we should not incur current tax liabilities for a substantial portion of these unrecorded revenues.

See the ” Business Model ” discussion above and the discussions of ” Revenue Recognition” and ” Allowance for Doubtful Accounts” under the “Critical Accounting Policies” discussion below.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans. During the three months ended March 31, 2012 we borrowed $1,270,000 from related parties.   Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2011 and 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams.

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

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, and did not pay the amounts stated and due. As of the date of this 10-Q, without taking into effect the expected filing of amendments to the tax returns to reflect the affects of the restatements noted below and elsewhere in this 10-Q, the Company would owe $3,592,828 in federal taxes and $946,582 in state taxes in respect of our 2010 tax returns. The Company subsequently entered into payment agreements with the Internal Revenue Service (the “IRS”) and the California Franchise Tax Board (the “CFTB”) but was unable to meet the terms of either plan. As a result of our failure to pay taxes due and to make all agreed-upon installment payments, the IRS filed a general lien against the Company on February 17, 2012. The IRS proposed monthly payments of $150,000 beginning on March 28, 2012 in order to avoid enforcement action against the Company. We failed to make a payment to the IRS on March 28, 2012 and have made no further payments to the IRS. The CFTB filed a “Final Notice Before Suspension/Forfeiture” on March 23, 2012 effective June 1, 2012, however the CFTB has not filed a lien against the Company and agreed to forestall action if the Company made monthly payments of $100,000 beginning on April 20, 2012. The Company made such payment. There can be no assurance that the IRS will not take action to enforce its lien. Moreover, there can be no assurance that the CFTB will not, in the event we fail to make another monthly payment of the taxes due, file a general lien against the Company, take action to enforce such lien, or allow the suspension/forfeiture to take effect June 1, 2012.

As a result of the restatement of our financial statements, which showed significantly reduced revenue for 2010, we intend to file amended federal and state tax returns showing that we have no liability for unpaid taxes to the IRS and CFTB. Although we believe that such amended tax returns will suspend the collection and enforcement efforts by the IRS and CFTB, such amendments are likely to result in protracted audits of the Company and there can be no assurance that either the IRS or the CFTB will accept our amendments or suspend their collection and enforcement efforts.

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

On February 2, 2012 we entered into an agreement with Roth Capital Partners (“Roth”) for an initial public offering engagement wherein Roth will act as the Company’s managing underwriter/sole book-running manager in connection with a proposed initial public offering of our common stock.

Net cash used by operating activities for the three months ended March 31, 2012 was $1,352,099 compared to $365,433 cash used by operating activities for the three months ended March 31, 2011.  Cash used by investing activities for the three months ended March 31, 2012 was $54,418 compared to cash generated of $16,742 for the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011 respectively, we incurred internal software development costs for our PDRx claims management and collection system of $26,522 and $147,006 respectively and purchased property and equipment of $27,866 and $77,459 respectively. Historically, capital expenditures have been financed by cash from operating activities and loans from related parties. Net sales of investments were $0 for the three months ended March 31,2012 and $241,207 in the three months ended March 31, 2011.

Borrowing of $1,270,000 from related parties partially offset these negative cash flows but we experienced a reduction in cash and cash equivalents of $136,517 in the three months ended March 31, 2012. Additional shipments to PMM and Hybrid customers and the claims filed on their behalf and potential collections by CCPI are expected to benefit cash flow in future years as previous unrecognized revenue is collected. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycles such as workers compensation to markets with shorter collection cycles such as private insurance or Medicare, nursing homes and online prescriptions.

Allowance for doubtful accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected.  We individually reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after we have used reasonable collection efforts will be written off.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTRACTUAL OBLIGATIONS

The Company leases its operating facility under a lease agreement expiring February 28, 2015 at the rate of $13,183 per month and several smaller storage spaces rented on a month-to-month basis.  The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility.

CRITICAL ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include accounts of TMP and its wholly owned subsidiary, CCPI, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, TMP and CCPI share the common operating facility, certain employees and various costs. Such expenses are principally paid by TMP. Due to the nature of the parent and subsidiaries relationship, the individual financial position and operating results of TMP and CCPI may be different from those that would have been obtained if they were autonomous.

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

Revenue Recognition

Under the following revenue models product sales are invoiced upon shipment:

•	Physician Direct Sales Model (2% of revenue for the three months ended March 31, 2012): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•	Distributor Direct Sales Model (39% of revenue for the three months ended March 31, 2012): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid models described below, which can take in excess of four years to collect, we have determined that these revenues did not meet the criteria for recognition in accordance with SAB Topic 13, Revenue Recognition . These revenues are therefore required to be recorded when collectability is reasonably assured, which the Company has determined is when the payment is received.

•	Physician Managed Model (48% of revenue for the three months ended March 31, 2012): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the gross invoice amount less the applicable rapid pay discount offered in the product purchase agreement

•	Hybrid Model (11% of revenue for the three months ended March 31, 2012): Under this model, a distributor purchase products from TMP and sell those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the net invoice amount.

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

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No asset impairment was recorded at March 31, 2012 or at March 31, 2011.

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

Earnings Per Share

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

At March 31,	2012	2011

Options outstanding	941,357	291,347

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item.

Item 4.	Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2012.

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  These measures included expanded quarter-end closing procedures, the dedication of significant internal resources to scrutinize account analyses and reconciliations, and management's own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below.

Changes in Internal Controls over Financial Reporting

Except as described below with respect to the Company’s restatement of its financial statements, there were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In-Process Remediation Actions to Address the Internal Controls Weaknesses

Management identified the following material weaknesses in the Company's internal control over financial reporting as of December 31, 2011 which continue to exist as of March 31, 2012:

1) Control activities related to accounting discipline: There was a certain lack of review and reconciliation in many areas of the accounting function.

2) Control activities related to accounts receivable: PTL accounts receivable subsidiary ledger does not reconcile with the general ledger.

3) Control activities related to accounts receivable: We identified deficiencies regarding accounts receivable subsidiary ledgers of managed physician accounts in CCPI.

4) Control activities related to internally developed software: Generally accepted accounting principles identify four stages of internally developed software. Costs are to be either expensed or capitalized based on their classification within these stages. We were currently capitalizing and depreciating all costs related to internally developed software.

The material weakness in the Company's internal control over financial reporting as of December 31, 2011for the incorrect application of the accounting principal concerning revenue recognition was remedied when the Company restated its previously issued consolidated financial statements for the fiscal year ended 2010 to correct this error and prepared the fiscal year ended 2011 financial statements using the correct revenue recognition basis. The correct revenue recognition basis has also been applied consistently in fiscal 2012 and the Company intends to restate its interim financial statements for 2011 and its consolidated financial statements for the fiscal year ended 2009.

In response to the identified material weaknesses described above, the Company is working on improving its control activities. Management believes that actions taken during the quarter ended March 31, 2012, along with other improvements not yet implemented, will address the material weaknesses in the Company's internal control over financial reporting described above.  Company management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 30, 2012, the Company and Amir Blachman entered into Addendum A (the “Amendment”) to the Employment Agreement between the Company and Mr. Blachman (the “Blachman Employment Agreement”), which Addendum A was effective as of March 5, 2012.  Pursuant to the Amendment, Mr. Blachman’s annual base salary was increased from $140,000 to $210,000, of which the annual equivalent of $180,000 base salary is to be paid and $30,000 base salary is to be accrued.  Mr. Blachman is entitled to receive the accrued salary and a bonus of $50,000 in the event the Company meets any of the following conditions:  (i) Dr. Shell, the Company’s Chief Executive Officer, determines cash flow is sufficient to support such payment; (ii) the Company consummates a financing other than loans to the Company by its principals generating $3 million of proceeds to the Company; (iii) the Company’s pending registration statement on Form S-1 is declared effective by the Securities and Exchange Commission; or (iv) the Company’s tax liabilities through December 31, 2011 are eliminated.  Except for these changes, the Blachman Employment Agreement remains unchanged and in full force and effect.

Item 6.	Exhibits.

Number	Description
10.1	Addendum A, effective March 5, 2012, to Employment Agreement between Targeted Medical Pharma, Inc. and Amir Blachman
31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Calculation Linkbase Document
101.def*	XBRL Taxonomy Definition Linkbase Document
101.lab*	XBRL Taxonomy Label Linkbase Document
101.pre*	XBRL Taxonomy Presentation Linkbase Document

* Furnished.  Not filed.  Not incorporated by reference.  Not subject to liability.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2012.

TARGETED MEDICAL PHARMA, INC.

By:	/s/ William E. Shell, MD
William E. Shell, MD
Chief Executive Officer

By:	/s/ Ronald W. Rudolph
Ronald W. Rudolph
Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Addendum A, effective March 5, 2012, to Employment Agreement between Targeted Medical Pharma, Inc. and Amir Blachman
31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2	Certification of Interim Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Calculation Linkbase Document
101.def*	XBRL Taxonomy Definition Linkbase Document
101.lab*	XBRL Taxonomy Label Linkbase Document
101.pre*	XBRL Taxonomy Presentation Linkbase Document

*Furnished. Not filed. Not incorporated by reference. Not subject to liability.

