Form 10-K/A
period 2011-12-31
Targeted Medical Pharma, Inc.
filed 2012-07-16
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of July 16, 2012 there were 21,949,576 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EXPLANATORY NOTE: This Amendment No. 1 to the Annual Report on Form 10-K/A of Targeted Medical Pharma, Inc. (the “Company”) is being filed for the purpose of restating our audited consolidated financial statements for the years ended December 31, 2011 and 2010 to correctly reflect the tax effect of the change in application of an accounting principal concerning revenue recognition as more fully discussed in Note 15 in this amendment and in the previous filing on April 16, 2012.  Except for these changes, no further amendments or revisions have been made to the Annual Report. For updated information concerning the Company, please refer to the Company’s most recent filings with the SEC, including the quarterly report on Form 10-Q for the quarter ended March 31, 2012.

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

Contract with a distributor to nursing homes

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Restated
	Year Ended		Year Ended
	December 31,		December 31,
		% of		% of
	2011	Sales	2010	Sales
Revenues:
Product Sales	$8,282,734	94.0%	$6,544,311	85.9%
Service Revenue	526,934	6.0%	1,078,166	14.1%
Total Revenue	8,809,668	100.0%	7,622,477	100.0%

Cost of Product Sold	1,249,522	14.2%	1,228,722	16.1%
Cost of Services Sold	1,507,511	17.1%	1,343,770	17.6%
Total Cost of Sales	2,757,033	31.3%	2,572,492	33.7%

Total Gross Profit	6,052,635	68.7%	5,049,985	66.3%

Operating Expenses:
Research and Development	163,081	1.9%	320,106	4.2%
Selling, General and Administrative	11,670,092	132.5%	6,305,805	82.7%
Total Operating Expenses	11,833,173	134.4%	6,625,911	86.9%
Net Loss before Other Income	(5,780,538)	-65.7%	(1,575,926)	-20.6%
Other Income and Expense
Interest Income (Expense)	(875,783)	-9.9%	-	0.0%
Grant Income	-	0.0%	733,439	9.6%
Investment Income	7,641	0.1%	3,970	0.1%
Total Other Income	(868,142)	9.8%	737,409	9.7%

Net Loss before Taxes	(6,648,680)	-75.5%	(838,517)	-10.9%
Income Taxes	-	0.0%	-	0.0%
Deferred Income Tax (Benefit)	(2,471,630)	-28.1%	(332,404)	-4.4%
Net Loss before Comprehensive Income	(4,177,050)	-47.4%	(506,113)	-6.5%
Unrealized Gain or (Loss) on Investments	(3,209)	0.0%	1,530	0.0%
Reclassification for losses included in Net Income	-	0.0%	3,659	0.0%
Reclassification for losses included in Net Income		0.0%	-	0.0%
Comprehensive Loss	$(4,180,259)	-47.4%	$(500,924)	-6.5%

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

We had no current income tax expense in 2011 or in the restated year of 2010. Deferred income tax benefit for the 12 months ended December 31, 2011 increased $2,139,226 or 744%, to $2,471,630 from $332,404 for the 12 months ended December 31, 2010.

Net Income

Net Loss for the 12 months ended December 31, 2011 was $4,177,050 compared to net loss of $506,113 for the 12 months ended December 31, 2010. The decrease in net income was primarily due to a $ 5,207,262 increase in operating expenses described above and the $750,000 accrual of interest expense and penalties on unpaid income taxes.

FINANCIAL CONDITION

Our negative working capital of $4,583,575 as of December 31, 2011 decreased $4,857,702 from our December 31, 2010 working capital of $274,127. Accounts receivable increased from $455,458 on December 31, 2010 to $899,493 on December 31,. This increase in accounts receivable was offset by a $2,204,948 increase in notes payable to related parties (before discounts resulting from the issuance of warrants) , and an increase of $3,430,379 in accounts payable and accrued expenses.

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

Year ended December 31, 2011	$10,829,606

Year ended December 31, 2010	$11,492,962

Year ended December 31, 2009	$11,444,706

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

As discussed in Note 15 to the consolidated financial statements, the Company restated its previously issued consolidated financial statements to correct its error in the application of an accounting principal concerning revenue recognition. Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of four years to collect, it was determined that these revenues did not meet the criteria for recognition in accordance with ASC 605, Revenue Recognition. These revenues are required to be recorded when collectability is reasonably assured, which in the case of these business models, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice. The Company has also restated the tax effect of this change in revenue for the year ended 2010.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company has losses for the year ended December 31, 2011 totaling $4,177,050 as well as accumulated deficit amounting to $4,098,612. Further the Company appears to have inadequate cash and cash equivalents of $147,364 as of December 31, 2011 to cover projected operating costs for the next 12 months. As a result, the Company is dependent upon further financing, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 16, 2012, except for Note 15,

as to which the date is July 13, 2012

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and December 31, 2010

	Restated	Restated
	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash and Cash Equivalents	$147,364	$795,914
Investments	-	244,416
Inventory	495,821	365,350
Accounts Receivable - Net of Allowance for Doubtful Accounts	899,493	455,458
Loans Receivable - Employees	23,360	29,738
Prepaid Expenses - Short Term (1)	241,208	113,688
Prepaid Taxes	792,301	167,301
Deferred Tax Asset - Short Term	300,170	30,773
Total Current Assets	2,899,717	2,202,638
Long Term Accounts Receivable	-	-
Property and Equipment - Net of Accumulated Depreciation	411,823	535,488
Intangible Assets - Net of Accumulated Amortization	2,387,801	2,201,690
Prepaid Expenses - Long Term	111,259	202,073
Deferred Tax Asset - Long Term	3,141,176	783,720
Other Assets	26,000	26,000
Total Assets	$8,977,776	$5,951,609

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts Payable and Accrued Expenses	$5,035,136	$1,558,863
Notes Payable-Related Parties net of $566,439 discount on warrants issued	1,775,561	300,000
Other Amounts due to Related Parties	602,948	-
Taxes Payable	-	-
Deferred Tax Liability - Current	69,648	69,648
Total Current Liabilities	7,483,293	1,928,511
Deferred Income Taxes	887,050	731,828
Total Liabilities	8,370,343	2,660,339

Shareholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 21,949,576 and 18,308,576 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	21,950	18,309
Additional Paid-In Capital	4,684,095	3,191,314
Accumulated Deficit	(4,098,612)	78,438
Accumulated Other Comprehensive Income (Loss)	-	3,209
Total Shareholders' Equity	607,433	3,291,270
Total Liabilities and Shareholders' Equity	$8,977,776	$5,951,609

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2011 and 2010

	Year ended
	December 31,
		Restated
	2011	2010

Revenues:
Product Sales	$8,282,734	$6,544,311
Service Revenue	526,934	1,078,166
Total Revenue	8,809,668	7,622,477

Cost of Product Sold	1,249,522	1,228,722
Cost of Services Sold	1,507,511	1,343,770
Total Cost of Sales	2,757,033	2,572,492

Total Gross Profit	6,052,635	5,049,985
	-
Operating Expenses:
Research and Development	163,081	320,106
Selling, General and Administrative	11,670,092	6,305,805
Total Operating Expenses	11,833,173	6,625,911

Net Loss before Other Income	(5,780,538)	(1,575,926)

Other Income and Expense:
Interest Income (Expense)	(875,783)	-
Grant Income		733,439
Investment Income (Loss)	7,641	3,970
Total Other Income and (Expense)	(868,142)	737,409

Net Loss before Taxes	(6,648,680)	(838,517)
Income Taxes	-	-
Deferred Income Tax Expense (Benefit)	(2,471,630)	(332,404)
Net Loss before Comprehensive Income	(4,177,050)	(506,113)
Unrealized Gain or (Loss) on Investments	-	1,530
Reclassification for losses included in Net Income	(3,209)	3,659
Comprehensive Loss	$(4,180,259)	$(500,924)

Basic Loss Per Share	$(0.19)	$(0.03)
Diluted Loss Per Share	$(0.19)	$(0.03)
Basic Weighted Average Number of Common Shares Outstanding	21,949,576	18,301,485
Diluted Weighted Average Number of Common Shares Outstanding	22,678,788	18,493,173

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended December 31, 2010 (Restated) and December 31, 2011

	Number of Shares of Common Stock	Amount	Additional Paid-In Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance - January 1, 2010 (1)-Restated	18,313,455	$18,314	$3,057,804	$584,551	$(1,980)	3,658,689
Stock Issued for Services	14,789	15	49,985	-	-	50,000
Shares Retired	(19,668)	(20)	20	-	-	-
Stock Option Expense	-	-	83,505	-	-	83,505
Net Loss	-	-	-	(506,113)	-	(506,113)
Unrealized Gain on Investments	-	-	-	-	5,189	5,189
Balance - December 31, 2010-Restated	18,308,576	18,309	3,191,314	78,438	3,209	3,291,270
Stock Issued for Services	16,000	16	40,784	-	-	40,800
Shares issued to existing shell shareholders in the reorganization	3,625,000	3,625	(503,625)	-	-	(500,000)
Reclassification of Gains to Net Income	-	-	-	-	(3,209)	(3,209)
Warrants Issued in connection with loans from related party			591,702			591,702
Stock Option Expense	-	-	1,363,920	-	-	1,363,920
Net Loss	-	-	-	(4,177,050)	-	(4,177,050)
Balance - December 31, 2011 - restated	21,949,576	$21,950	$4,684,095	$(4,098,612)	$-	$607,433

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

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

12 Months ended December 31, 2011 and 2010

	Year Ended
	December 31
		Restated
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$(4,177,050)	(506,113)
Adjustments:
Depreciation and Amortization	457,824	328,257
Stock Option Compensation	1,363,918	83,505
Stock Issued for Services	40,800	50,000
Deferred Income Taxes	(2,471,630)	(332,404)
Bad Debts Expense	-	-
Changes:

Inventory	(130,471)	(12,464)
Accounts Receivable	(444,035)	(110,443)
Loans Receivable - Employees	6,378	93,699
Prepaid Expenses	(661,703)	(87,188)
Deferred Tax Asset	(53,293)	(285,105)
Other Assets	-
Accounts Payable and Accrued Expenses	3,430,379	1,148,750
Taxes Payable		(76,199)
Deferred Tax Liability	53,293	285,105
Net Cash Flows from Operating Activities	(2,585,590)	579,400

Cash Flows from Investing Activities:
Net Sales or (Purchases) of Investments	244,416	302,053
Acquisition of Intangible Assets	(430,039)	(510,188)
Purchases of Property and Equipment	(82,285)	(196,567)
Net Cash Flows from Investing Activities	(267,908)	(404,702)

Cash Flows from Financing Activities	-	-
Proceeds from Issuance of Common Stock	-	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	-	-
Notes Payable-Related Parties	1,602,000	300,000
Due to Related Parties	602,948	-
Net Cash Flows from Financing Activities	2,204,948	300,000

Net Change in Cash and Cash Equivalents	(648,550)	474,698
Cash and Cash Equivalents - Beginning of Year	795,914	321,216
Cash and Cash Equivalents - End of Period	$147,364	$795,914

Supplemental Disclosure of Cash Flow Information
Income Taxes Paid (Refunded)	-	150,000
Interest Expense	10,400	-

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

•	TMP: This segment includes PTL and LIS as described above. This segment develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property and is responsible for research and development relating to medical food products and the development of software used for the dispensation and billing of medical foods, generic and branded products. The TMP segment also manages contracts and chargebacks.

•	CCPI: This segment provides point-of-care dispensing solutions and billing and collections services. It is responsible for the research and development of billing software and methodologies and the customization of hardware that supports dispensing, billing and collection operations.

Segment Information for the 12 months ended December 31,

2011 (Restated)	Total	TMP	CCPI
Gross Sales	$8,809,668	$8,282,734	$526,934
Gross Profit	$6,052,635	$7,033,212	$(980,577)
Comprehensive Income	$(4,180,259)	$(3,089,429)	$(1,090,830)
Total Assets	$8,977,776	$12,844,524	$(3,866,748)
less Eliminations	$-	$(3,979,936)	$3,979,936
Net Total Assets	$8,977,776	$8,864,588	$113,188

2010 (Restated)
Gross Sales	$7,622,477	$6,544,311	$1,078,166
Gross Profit	$5,049,985	$5,315,589	$(265,604)
Comprehensive Income	$(500,924)	$(189,850)	$(311,074)
Total Assets	$5,951,609	$6,624,150	$(672,541)
less Eliminations	$-	$(777,416)	$777,416
Net Total Assets	$5,951,609	$5,846,734	$104,875

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

The components of the income tax provision are as follows:

	Year Ended December 31,
	2011 - Restated	2010 - Restated
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(1,935,400)	(258,694)
State	(536,230)	(73,710)
Total deferred	(2,471,630)	(332,404)
	$(2,471,630)	$(332,404)

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% for 2011 and for 2010 to income tax expense is as follows:

	Year Ended December 31,
	2011 - Restated	2010 - Restated

Statutory Federal tax rate	-35.0%	-35.0%
Increase (decrease) in tax rate resulting from:
Statutory rate change and other	3.3%	-0.3%
U.S. state taxes, net of federal benefit	-5.3%	-5.3%
Nondeductible meals & entertainment expense	-0.1%	1.0%
Effective tax rate	-37.1%	-39.6%

Deferred tax components are as follows:

	At December 31,
	2011 - Restated	2010 - Restated

Deferred tax assets:
Accrued liability for vacation	$300,170	$30,773
Net Operating Loss	2,518,607	716,894
Stock Compensation Expense	622,568	66,826
Total deferred tax assets	3,441,345	814,493
Valuation allowance	-
Net deferred tax assets	3,441,345	814,493

Deferred tax liabilities:
Depreciation	(817,402)	(592,531)
481(a) Adjustment - Cash To Accrual	(139,296)	(208,945)
Total deferred tax liabilities	(956,698)	(801,476)
Net deferred tax assets	$2,484,647	$13,017

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

At December 31, 2011 and 2010, the Company had total domestic Federal and state net operating loss carryovers of approximately $6,181,238 and $1,759,421, respectively. Federal and state net operating loss carryovers expire at various dates between 2027 and 2031, while state net operating loss carryovers expire between 2024 and 2030.

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

Note 14: Subsequent Events

Since December 31, 2011, the EC and WS Family Trust has made additional loans to the Company in the aggregate amount of $2,985,000. In connection with such loans, the Company issued to the EC and WS Family Trust five-year warrants to purchase 2,090,740 shares of the Company’s common stock at an exercise price of $3.38 per share.

NOTE 15: RESTATEMENT

The Company restated its previously issued consolidated financial statements to correct its error in the application of an accounting principal concerning revenue recognition. Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of four years to collect, it was determined that these revenues did not meet the criteria for recognition in accordance with SAB Topic 13, Revenue Recognition. These revenues are required to be recorded when collectability is reasonably assured, which in the case of this business model, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice. We recorded revenues for 2011 on this basis and restated revenues for the year ended December 31, 2010 in our 10-K filing on April 16, 2012.

In our amended 8-K filed on June 29, 2012 we corrected certain Tax accounts in our balance sheet and our 2010 Tax provision. The effect of both of these restatements of our results of operations and financial position as of and for the 12 months ended December 31, 2011 were as follows:

Note 15 Restatement - 2010

Years ended December 31,	2010		2010		2010
	As
	Originally	Restatement	As	Restatement	As
	Reported	Adjustments	Restated	Adjustments	Restated
	in 8-K/A	in 10-K	in 10-K	in 8-K/A	in 8-K/A
	April 15, 2011	April 16, 2012	April 16, 2012	June 29, 2012	June 29, 2012

Accounts Receivable	$23,393,124	$(22,937,666)	$455,458	$-	$455,458	1
Allowance for Doubtful Accounts	(521,016)	521,016	-	-	-	1
Prepaid Expenses- Short Term	113,691	167,298	280,989	-	280,989	2
Deferred Tax Asset - Short Term	309,892	(279,119)	30,773	-	30,773	2
Total Current Assets	22,218,683	(20,016,045)	2,202,638	-	2,202,638
Long-term accounts receivable	2,512,426	(2,512,426)	-	-	-	1
Deferred Tax Asset - Long Term	309,892	386,439	696,331	87,389	783,720	2
Taxes Payable	5,054,635	(5,054,635)	-	-	-	2
Deferred Tax Liability - Current	1,287,776	(1,116,199)	171,577	(101,929)	69,648	2
Total Current Liabilities	8,201,225	(6,338,132)	1,863,093	65,417	1,928,511
Deferred Income Taxes	2,595,975	(1,660,288)	935,687	(203,859)	731,828	2
Total Liabilities	10,797,200	(7,998,420)	2,798,780	(138,442)	2,660,339
Retained Earnings (Accumulated Deficit)	13,686,328	(14,001,018)	(314,690)	393,148	78,438
Total Liabilities and Shareholder Equity	27,696,360	(21,832,140)	5,864,220	87,389	5,951,609
Product Sales	18,037,273	(11,492,962)	6,544,311	-	6,544,311	3
Total Operating Expenses	6,859,958	(234,047)	6,625,911	-	6,625,911	4
Income Taxes	5,186,252	(5,186,252)	-	-	-	5
Deferred Income Tax (Benefit)	(894,221)	(3,193,699)	(4,087,920)	3,755,516	(332,404	5
Net Income (Loss)	$5,813,450	$(2,564,047)	$3,249,403	$(3,755,516)	$(506,113

Basic Net Income (Loss) per Share	$0.32	$(0.14)	$0.18	$(0.22)	$(0.04
Diluted Net Income (Loss) per Share	$0.31	$(0.14)	$0.18	$(0.22)	$(0.04

Basis Weighted Average Number of of Common Shares Outstanding	18,301,485	-	18,301,485	(5,930,825)	12,370,660	6
Diluted Weighted Average Number of of Common Shares Outstanding	18,493,173	-	18,493,173	(5,992,944)	12,500,229	6

1) Restatement of Accounts Receivable resulting from unrecognized revenues

2) Restatement of Income Taxes to reflect the affect of the change in revenues

3) Restatement of Product revenue as described above

4) Restatement of Operating Expenses to eliminate bad debts associated with unrecognized revenues

5) Restatement of Income Taxes to reflect the affect of the change in revenues

6) Restatement of Share Counts to reflect the number of shares outstanding and diluted prior to the January 2011 reorganization

As a result of the restatement of 2010 results, certain balance sheet account were restated as of and for the period ended December 31, 2011. The effect of those restatements were:

Note 15 Restatement - 2011

Years ended December 31,	2011		2011
	As
	Originally
	Reported
	in 10-K	Restatement	As
	April 16, 2012	Adjustments	Restated
Deferred Tax Asset - Long Term	2,951,857	189,319	3,141,176	a
Deferred Tax Liability - Current	171,577	(101,929)	69,648	a
Deferred Income Taxes	988,980	(101,930)	887,050	a
Accumulated Deficit	(4,491,740)	393,128	(4,098,612)	b

a) Restatement of Income Taxes to reflect a correction in the calculation of deferred tax assets and liabilities

b) Restatement of Accumulated Deficit to reflect changes to tax accounts reflected in 2010 restatement.

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

PART IV.

Item 15.	Exhibits.

Exhibit No.	Description
2.1%	Agreement and Plan of Reorganization
3.1 (1)	Amended and Restated Certificate of Incorporation of Targeted Medical Pharma, Inc.
3.2 (2)	Amended and Restated Bylaws of Targeted Medical Pharma, Inc.
4.1 (3)	Specimen common stock certificate
10.1 (4)	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and William E. Shell, MD
10.2 (5)	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and Kim Giffoni
10.3 (6)	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and William Shell, MD
10.4 (7)	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and Kim Giffoni
10.5 (8)	Employment Agreement, effective as of December 19, 2011, by and between Targeted Medical Pharma, Inc. and Ronald Rudolph
10.6 (9)	Employment Agreement, effective as of November 28, 2011, by and between Targeted Medical Pharma, Inc. and David Silver, M.D.
10.7 (10)	Employment Agreement, effective as of February 8, 2011, by and between Targeted Medical Pharma, Inc. and Amir Blachman
10.8 (11)	Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.9 (12)	Form of Non-qualified Stock Option Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.10 (13)	Form of Non-qualified Stock Option Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.11 (14)	Form of Restricted Stock Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.12 (15)	Form of Restricted Stock Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.13 (16)	Targeted Medical Pharma, Inc. Profit Sharing Plan
10.14 (17)	Office Lease, dated February 4, 2009, by and between Targeted Medical Pharma, Inc. and Circle Partnership, a limited partnership
10.15	First Amendment to Office Lease, dated November 14, 2011, by and between Targeted Medical Pharma, Inc. and Circle Partnership, a limited partnership *
10.16 (18)	Registration Rights Agreement, dated January 31, 2011
10.17 (19)	Sales Agreement, dated January 1, 2007, by and between Targeted Medical Pharma, Inc. and Arizona Nutritional Supplements, Inc.
10.18 (20)	Agency Agreement, dated March 29, 2010, by and between Targeted Medical Pharma, Inc. and Biomatrix Pharma
10.19 (21)	Purchase Agreement, dated April 7, 2010, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC
10.20 (22)	Purchase Agreement, dated October 20, 2008, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC
10.21 (23)	Purchase Agreement, dated February 13, 2008, by and between Targeted Medical Pharma, Inc. and Pacific Medical, Inc.
10.22 (24)	Fulfillment Services Agreement, dated October 2, 2008, by and between Targeted Medical Pharma, Inc. and H.J. Harkins Co., Inc. d/b/a Pharma Pac
10.23 (25)	Form of Physician Purchase Agreement

10.24 (26)	Form of Billing and Claims Processing Services Agreement (Products Purchased from TMP)
10.25 (27)	Form of Distributor Purchase Agreement
10.26 (28)	Form of Billing and Claims Process Services Agreement (Products Purchased from Distributor)
10.27	Vendor and Exclusivity Agreement for Provision of Medical Foods, dated August 15, 2011, by and between Targeted Medical Pharma, Inc. and Kalisthenics, Inc.^ *
10.28	Addendum B to Vendor Exclusivity Agreement between Kalisthenics and Targeted Medical Pharma, Inc., dated September 19, 2011 *
10.29	Assignment and Assumption of Vendor Exclusivity Agreement for Provision of Medical Foods, dated November 7, 2011, by and among Kalisthenics, Inc., JI Medical, Inc. and Targeted Medical Pharma, Inc. *
14 (29)	Code of Ethics
21 (30)	List of Subsidiaries
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files (XBRL)

*	Previously filed.
%	The parties to the Merger Agreement have made to each other representations, warranties and covenants, which are qualified by information in confidential disclosure schedules delivered together with the Merger Agreement. While the Registrant does not believe that these schedules contain information that the securities laws require it to publicly disclose and therefore are not filed herewith, other than information that has already been so disclosed, the disclosure schedules do contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the Merger Agreement. Accordingly, the representations, warranties and covenants should not be relied on as characterizations of the actual state of facts, since they may be modified by the disclosure schedules.

^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 3.1 of Targeted Medical Pharma, Inc.’s (the “Company”) Current Report on Form 8-K, dated January 31, 2012 (the “1/31/2012 8-K).
(2)	Incorporated by reference to Exhibit 3.2 to the 1/31/2012 8-K.
(3)	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1/A, filed on April 22, 2011 (the “S-1 Amendment No. 1”).
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s 1/31/2012 8-K.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s 1/31/2012 8-K.
(6)	Incorporated by reference to Exhibit 10.9 to the Company’s 1/31/2012 8-K.
(7)	Incorporated by reference to Exhibit 10.11 to the Company’s 1/31/2012 8-K.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2011 (“12/21/2012 8-K”).
(9)	Incorporated by reference to Exhibit 10.2 to the 12/21/2012 8-K.
(10)	Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, filed on February 14, 2011.
(11)	Incorporated by reference to Exhibit 10.12 of the 1/31/2012 8-K.
(12)	Incorporated by reference to Exhibit 10.13 of the 1/31/2012 8-K.
(13)	Incorporated by reference to Exhibit 10.14 of the 1/31/2012 8-K.
(14)	Incorporated by reference to Exhibit 10.15 of the 1/31/2012 8-K.
(15)	Incorporated by reference to Exhibit 10.17 of the 1/31/2012 8-K.
(16)	Incorporated by reference to Exhibit 10.16 of the 1/31/2012 8-K.

(17)	Incorporated by reference to Exhibit 10.18 of the 1/31/2012 8-K.
(18)	Incorporated by reference to Exhibit 10.19 of the 1/31/2012 8-K.
(19)	Incorporated by reference to Exhibit 10.21 of the 1/31/2012 8-K.
(20)	Incorporated by reference to Exhibit 10.22 of the 1/31/2012 8-K.
(21)	Incorporated by reference to Exhibit 10.23 of the 1/31/2012 8-K.
(22)	Incorporated by reference to Exhibit 10.24 of the 1/31/2012 8-K.
(23)	Incorporated by reference to Exhibit 10.25 of the 1/31/2012 8-K.
(24)	Incorporated by reference to Exhibit 10.26 of the 1/31/2012 8-K.
(25)	Incorporated by reference to Exhibit 10.28 of the S-1 Amendment No. 1.
(26)	Incorporated by reference to Exhibit 10.29 of the S-1 Amendment No. 1.
(27)	Incorporated by reference to Exhibit 10.30 of the S-1 Amendment No. 1.
(28)	Incorporated by reference to Exhibit 10.31 of the S-1 Amendment No. 1.
(29)	Incorporated by reference to Exhibit 14 of the S-1 Amendment No. 1.
(30)	Incorporated by reference to Exhibit 21 of the S-1 Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGETED MEDICAL PHARMA, INC.

By:	/s/ William E. Shell
	Name:	William E. Shell, MD
	Title:	Chief Executive Officer
	Date:	July 16, 2012

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Shell	Chief Executive Officer and Director	July 16, 2012
William E. Shell, MD	(Principal Executive Officer)

/s/ Ronald W. Rudolph	Chief Financial Officer	July 16, 2012
Ronald W. Rudolph	(Principal Accounting Officer)

/s/ David S. Silver	EVP of Medical and Scientific	July 16, 2012
David S. Silver	Affairs and Director

/s/ Kim Giffoni	EVP of Foreign Sales and Investor	July 16, 2012
Kim Giffoni	Relations and Director

/s/ Amir Blachman	Vice President of Strategy	July 16, 2012
Amir Blachman	and Operations

/s/ Maurice DeWald	Chairman of the Board of	July 16, 2012
Maurice DeWald	Director

/s/ Arthur R. Nemiroff	Director	July 16, 2012
Arthur R. Neimroff

/s/ Donald J. Webster	Director	July 16, 2012
Donald J. Webster
July 16, 2012
/s/ John H. Bluher	Director
John H. Bluher

