Form 10-Q
period 2012-06-30
Targeted Medical Pharma, Inc.
filed 2012-08-14
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 14, 2012, there were 22,049,976 shares of common stock, par value $0.001 per share, of the Registrant outstanding.

FORM 10-Q

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
	Consolidated Balance Sheets—June 30, 2012 (unaudited) and December 31, 2011	3
	Condensed Consolidated Statement of Income—Three and Six Months ended June 30, 2012 (unaudited) and June 30, 2011 (Unaudited and Restated)	4
	Condensed Consolidated Statement of Shareholders’ Equity (Deficit)—Year ended December 31, 2011 and Six Months ended June 30, 2012 (unaudited and Restated)	5
	Condensed Consolidated Statement of Cash Flows—Six Months Ended June 30, 2012 (unaudited) and June 30, 2011 (Unaudited and Restated)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34
Item 4.	Controls and Procedures.	34
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	36
Item 1A.	Risk Factors.	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 3.	Defaults Upon Senior Securities.	36
Item 4.	Mine Safety Disclosure.	36
Item 5.	Other Information.	36
Item 6.	Exhibits.	36
Signatures.		37

PART I.	FINANCIAL INFORMATION

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$44,603	$147,364
Inventory	1,140,635	495,821
Accounts Receivable	568,302	899,493
Loans Receivable – Employees	92,688	23,360
Prepaid Expenses - Short Term	676,587	241,208
Prepaid Taxes	894,301	792,301
Deferred Tax Asset - Short Term	301,626	300,170
Total Current Assets	3,718,742	2,899,717
Property and Equipment - Net of Accumulated Depreciation	422,274	411,823
Intangible Assets - Net of Accumulated Amortization	2,365,237	2,387,801
Prepaid Expenses - Long Term	81,245	111,259
Deferred Tax Asset - Long Term	4,606,052	3,141,176
Other Assets	26,000	26,000
Total Assets	$11,219,550	$8,977,776

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
Accounts Payable and Accrued Expenses	$5,897,038	$5,035,136
Notes Payable-Related Parties net of $0 and $591,702 discount on warrants issued as of June 30, 2012 and December 31, 2011	5,227,000	1,775,561
Other Amounts due to Related Parties	585,448	602,948
Deferred Tax Liability - Current	69,648	69,648
Total Current Liabilities	11,779,134	7,483,293
Deferred Income Taxes	943,234	887,050
Total Liabilities	12,722,368	8,370,343

Shareholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 21,949,576 and 21,949,576 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	21,950	21,950
Additional Paid-In Capital	6,374,584	4,684,095
Accumulated Deficit	(7,899,352)	(4,098,612)
Total Shareholders' Equity	(1,502,818)	607,433
Total Liabilities and Shareholders' Equity (Deficit)	$11,219,550	$8,977,776

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months and Six Months ended June 30, 2012 and 2011

(Unaudited)

	Three Months ended		Six Months ended
		Restated		Restated
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues:
Product Sales	$1,331,005	$2,149,948	$2,603,815	$4,031,325
Service Revenue	117,221	224,984	219,596	378,932
Total Revenue	1,448,226	2,374,932	2,823,411	4,410,257

Cost of Product Sold	179,678	258,273	$369,671	541,933
Cost of Services Sold	441,582	297,123	886,324	670,462
Total Cost of Sales	621,260	555,396	1,255,995	1,212,395

Total Gross Profit	826,966	1,819,536	1,567,416	3,197,862

Operating Expenses:
Research and Development	30,009	32,372	$57,273	69,120
Selling, General and Administrative	2,494,018	2,696,893	4,778,372	5,560,861
Total Operating Expenses	2,524,027	2,729,265	4,835,645	5,629,981

Net Income (Loss) before Other Income and Expense	(1,697,061)	(909,729)	(3,268,229)	(2,432,119)

Other Income and Expense:
Interest Income (Expense)	(1,866,818)	-	$(1,942,657)	-
Investment Income (Loss)	-	13	-	7,638
Total Other Income and (Expense)	(1,866,818)	13	(1,942,657)	7,638

Net Income (Loss) before Taxes	(3,563,879)	(909,716)	(5,210,886)	(2,424,481)
Deferred Income Tax Expense (Benefit)	(739,056)	(338,185)	(1,410,146)	(924,160)
Net Income (Loss) before Comprehensive Income	(2,824,823)	(571,531)	(3,800,740)	(1,500,321)
Reclassification for losses included in Net Income	-	-	-	(3,209)
Comprehensive Income (Loss)	$(2,824,823)	$(571,531)	$(3,800,740)	$(1,503,530)

Basic and Diluted Loss Per Share	$(0.13)	$(0.03)	$(0.17)	$(0.07)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	21,949,576	21,949,576	21,949,576	21,328,175

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year ended December 31, 2011 and Six Months ended June 30, 2012
(Unaudited)

	Number of Shares of Common Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance - January 1, 2011 (1)-Restated	18,308,576	18,309	3,191,314	78,438	3,209	3,291,270
Stock Issued for Services	16,000	16	40,784	-	-	40,800
Shares issued to existing shell shareholders in the reorganization	3,625,000	3,625	(503,625)	-	-	(500,000)
Reclassification of Gains to Net Income	-	-	-	-	(3,209)	(3,209)
Warrants Issued in connection with loans from related party	-	-	591,702	-	-	591,702
Stock Option Expense	-	-	1,363,920	-	-	1,363,920
Net Loss	-	-	-	(4,177,050)	-	(4,177,050)
Balance - December 31, 2011	21,949,576	$21,950	$4,684,095	$(4,098,612)	$-	$607,433
Warrants Issued in connection with loans from related party	-	-	1,301,457	-	-	1,301,457
Stock Option Expense	-	-	389,032	-	-	389,032
Net Loss	-	-	-	(3,800,740)	-	(3,800,740)
Balance - June 30, 2012	21,949,576	$21,950	$6,374,584	$(7,899,352)	$-	$(1,502,818)

(1)	The stockholders’ equity has been recapitalized to give effect to the shares exchanged by existing shareholders pursuant to the merger agreement dated January 31, 2011, more fully discussed in Note 6 to these financial statements.

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2012 and 2011

(Unaudited)

	Six Months ended
	June 30,
		Restated
	2012	2011
Cash Flows from Operating Activities:
Net Income	$(3,800,740)	(1,500,321)
Adjustments:
Depreciation and Amortization	223,291	215,766
Stock Option Compensation	389,032	530,973
Stock Issued for Services	-	40,800
Deferred Income Taxes	(1,410,146)	(924,160)
Amortization of Note Discount	1,942,657	-
Changes:

Inventory	(644,814)	3,861
Accounts Receivable	331,191	(248,229)
Loans Receivable - Employees	(69,328)	(153,442)
Prepaid Expenses	(405,365)	3,888
Prepaid Taxes	(102,000)	191,723
Deferred Tax Asset	(130,947)	-
Other Assets	-	-
Accounts Payable and Accrued Expenses	861,902	863,530
Taxes Payable	-	-
Deferred Tax Liability	56,184	56,603
Net Cash Flows from Operating Activities	(2,759,083)	(919,008)

Cash Flows from Investing Activities:
Net Sales or (Purchases) of Investments	-	241,207
Acquisition of Intangible Assets	(102,255)	(369,172)
Purchases of Property and Equipment	(108,923)	(66,651)
Net Cash Flows from Investing Activities	(211,178)	(194,616)

Cash Flows from Financing Activities:
Notes Payable-Related Parties	2,885,000	450,000
Due to Related Parties	(17,500)	-
Net Cash Flows from Financing Activities	2,867,500	450,000

Net Change in Cash and Cash Equivalents	(102,761)	(663,624)
Cash and Cash Equivalents - Beginning of Year	147,364	795,914
Cash and Cash Equivalents - End of Period	$44,603	$132,290

Supplemental Disclosure of Cash Flow Information
Interest Paid	-	-
Interest Expense	-	10,400
Income Taxes Paid	102,000	152,675

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

Notes to Condensed Consolidated Financial Statements

Note 1: Business Activity

TARGETED MEDICAL PHARMA, INC. (“Company”), also doing business as Physician Therapeutics (“PTL”), is a specialty pharmaceutical company that develops and commercializes nutrient- and pharmaceutical-based therapeutic systems. The Company also does business as Laboratory Industry Services (“LIS”), which is a facility for the performance of diagnostic testing. On July 30, 2007, the Company formed the wholly-owned subsidiary, Complete Claims Processing, Inc. (“CCPI”), which provides billing and collection services on behalf of physicians for claims to insurance companies, governmental agencies and other medical payers.

Segment Information:

The Company had revenue outside of the United States of $0 and $93,684 for the six months ended June 30, 2012 and 2011, respectively. The Company’s operations are organized into two reportable segments: Targeted Medical Pharma (“TMP”) and CCPI.

•	TMP: This segment includes PTL and LIS as described above. This segment develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property and is responsible for research and development relating to medical food products and the development of software used for the dispensation and billing of medical foods, generic and branded products. The TMP segment also manages contracts and chargebacks.

•	CCPI: This segment provides point-of-care dispensing solutions and billing and collections services. It is responsible for the research and development of billing software and methodologies and the customization of hardware that supports dispensing, billing and collection operations.

Segment Information for the three months ended June 30,

2012 (unaudited)	Total	TMP	CCPI
Gross Sales	$1,448,226	$1,331,005	$117,221
Gross Profit (Loss)	$826,966	$1,151,327	$(324,361)
Comprehensive Income (Loss)	$(2,824,823)	$(2,500,462)	$(324,361)
Total Assets	$11,219,550	$11,459,574	$(240,024)
less Eliminations	$-	$(210,231)	$210,231
Net Total Assets	$11,219,550	$11,249,343	$(29,793)

2011 (Unaudited and restated)	Total	TMP	CCPI
Gross Sales	$2,374,932	$2,149,948	$224,984
Gross Profit	$1,819,536	$1,891,675	$(72,139)
Comprehensive Income	$(571,531)	$(172,548)	$(398,983)
Total Assets	$6,367,070	$9,040,723	$(2,673,653)
less Eliminations	$-	$(2,734,661)	$2,734,661
Net Total Assets	$6,367,070	$6,306,062	$61,008

Segment Information for the six months ended June 30,

2012 (unaudited)	Total	TMP	CCPI
Gross Sales	$2,823,411	$2,603,815	$219,596
Gross Profit (Loss)	$1,567,416	$2,234,144	$(666,728)
Comprehensive Income (Loss)	$(3,800,740)	$(3,134,012)	$(666,728)
Total Assets	$11,219,550	$11,459,574	$(240,024)
less Eliminations	$-	$(210,231)	$210,231
Net Total Assets	$11,219,550	$11,249,343	$(29,793)

2011 (Unaudited and restated)	Total	TMP	CCPI
Gross Sales	$4,410,257	$4,031,325	$378,932
Gross Profit	$3,197,862	$3,489,392	$(291,530)
Comprehensive Income	$(1,503,530)	$(1,620,516)	$116,986
Total Assets	$6,367,070	$9,040,723	$(2,673,653)
less Eliminations	$-	$(2,734,661)	$2,734,661
Net Total Assets	$6,367,070	$6,306,062	$61,008

Note 2: Summary of Significant Accounting Policies

Going concern: – The 2011 audited consolidated financial statements were prepared on the basis that the Company would continue as a going concern. The Company has losses for the year ended December 31, 2011 totaling $4,177,050 as well as accumulated deficit amounting to $4,491,740. Further the Company appeared to have inadequate cash and cash equivalents of $147,364 as of December 31, 2011 to cover projected operating costs for the next 12 months. The loss for the six months ended June 30, 2012 was $3,800,740, which increased the accumulated deficit to $(7,899,352). As a result, the Company is dependent upon further financing, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue business models.

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

Revenue Recognition:

Under the following revenue models product sales are invoiced upon shipment:

•	Physician Direct Sales Model (1% of revenue for the six months ended June 30, 2012): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•	Distributor Direct Sales Model (36% of revenue for the six months ended June 30, 2012): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

•	Physician Managed Model (45% of revenue for the six months ended June 30, 2012): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the gross invoice amount less the applicable rapid pay discount offered in the product purchase agreement

•	Hybrid Model (11% of revenue for the six months ended June 30, 2012): Under this model, a distributor purchase products from TMP and sell those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the net invoice amount.

In the six months ended June 30, 2012 and 2011 the Company issued invoices to Physician Managed and Hybrid model customers aggregating $6,631,514 and $8,430,195, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with these revenues are expensed as incurred. Direct costs associated with these billings aggregating $369,671 and $541,933, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from customers under these business models when cash was collected aggregating $807,170 and $1,234,060 in the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the Company had contractual receivables from its Physician Managed and Hybrid model customers totaling $33,773,599 which are not reflected in the accompanying consolidated balance sheet as of such dates and will be recorded as revenue only when payment is received.

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

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No asset impairment was recorded for the six months ended June 30, 2012 or 2011.

Intangible assets: Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist the intangible assets are written down to fair value as required. No asset impairment was recorded for the six months ended June 30, 2012 or 2011.

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

	June 30, 2012	June 30, 2011
Options shares excluded	1,893,444	291,347

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

Reclassification:

Certain accounts in the prior-year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Note 3: Stock Based Compensation

For the six months ended June 30, 2012 and 2011, the Company recorded compensation costs for options amounting to $389,032 and $530,973 respectively. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital. No tax deduction is allowed for incentive stock options (ISO). Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

The fair value of options granted in the six months ended June 30, 2012 was determined using the following assumptions:

•	Volatility factors of 83-84% were based on similar companies;
•	Expected terms of 5.25-6 years based on one-half of the average of the vesting term and the ten year expiration of the option grant;
•	A dividend rate of zero; and
•	The risk free rate was the treasury rate with a maturity of the expected term (1.95% to 2.46%).

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price

Outstanding at January 1, 2011	566,424	$2.11
Options granted during 2011	1,382,538	$2.96
Options exercised during 2011	0
Options forfeited during 2011	365,871	$2.62
Outstanding at December 31, 2011	1,583,091	$2.73
Exercisable at December 31, 2011	1,147,909	$2.49
Options granted during 2012	310,353	$1.08
Options exercised during 2012	0
Options forfeited during 2012	0
Outstanding at June 30, 2012	1,893,444	$2.46
Exercisable at June 30, 2012	1,538,052	$2.48

The following table summarizes the status of the Company’s aggregate non-vested shares:

	Number of Non-vested Shares	Weighted Average fair Value at Grant Date

Non-vested at December 31, 2010	206,310	$1.07
Granted in 12 months ended December 31, 2011	1,382,538	$2.10
Forfeited in 12 months ended December 31, 2011	365,871	$1.76
Vested in 12 months ended December 31, 2011	941,599	$1.61
Non-vested at December 31, 2011	435,182	$1.66
Exercisable at December 31, 2011	1,147,909	$1.30
Outstanding at December 31, 2011	1,583,091	$1.40
Granted in six months ended June 30, 2012	310,353	$0.44
Forfeited in six months ended June 30, 2012	-	$-
Vested in six months ended June 30, 2012	390,144	$1.09
Non-vested at June 30, 2012	355,391	$1.23
Exercisable at June 30, 2012	1,538,052	$1.24
Outstanding at June 30, 2012	1,893,444	$1.24

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

The fair value of warrants issued in connection with certain loans made by related parties during the three months ended June 30, 2012 was determined using the Black Scholes Option Pricing Model with the following assumptions:

•	Stock price of $0.612.55
•	Exercise price of $1.00
•	Volatility factor of 96.66% based on similar companies;
•	Expected term of 5 years based on the term of the warrant;
•	A dividend rate of zero; and
•	The risk free rate of 0.90%

The following table summarizes the status of the Company’s outstanding warrants

	Note	Interest	Number of
Date	Amount	Rate	Warrants

08/19/11	$150,000	3.95%	43,568
09/01/11	$80,000	3.95%	23,237
09/23/11	$52,000	3.95%	15,104
09/28/11	$200,000	3.95%	58,091
10/17/2011	$170,000	3.95%	50,296
10/20/2011	$125,000	3.95%	36,982
11/8/2011	$120,000	3.95%	35,503
11/22/2011	$140,000	3.95%	41,420
12/7/2011	$115,000	3.95%	34,024
1/4/2012	$30,000	3.95%	8,876
1/18/2012	$25,000	3.95%	7,396
1/19/2012	$100,000	3.95%	29,586
1/31/2012	$200,000	3.95%	59,172
2/1/2012	$250,000	3.95%	73,964
2/15/2012	$200,000	3.95%	59,172
2/29/2012	$240,000	3.95%	71,006
3/15/2012	$75,000	3.95%	22,189
3/28/2012	$150,000	3.95%	44,379
4/11/2012	$250,000	3.95%	250,000
4/19/2012	$100,000	3.95%	100,000
4/26/2012	$200,000	3.95%	200,000
5/2/2012	$150,000	3.95%	150,000
5/10/2012	$110,000	3.95%	110,000
5/24/2012	$220,000	3.95%	220,000
5/25/2012	$190,000	3.95%	190,000
6/13/2012	$175,000	3.95%	175,000
6/27/2012	$220,000	3.95%	220,000

	$4,037,000		2,328,964

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

On May 4, 2011, the Company issued a promissory note to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and Amended September 29, 2006 (the “EC and WS Family Trust”) in the amount of $200,000.  The note bears interest at a rate of 3.25% per annum and is payable May 14, 2016.

On May 4, 2011, the Company issued a promissory note to the Giffoni Family Trust Dated September 26, 2008 (the “Giffoni Family Trust”) in the amount of $100,000.  The note bears interest at a rate of 3.25% per annum and is payable on demand.

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

On June 18, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $150,000.  The note bears interest at a rate of 3.25% per annum and is payable on demand.

August 19, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $150,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust was issued a warrant for 43,568 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share. This warrant was issued November 7, 2011 and expires August 19,2016.

On September 1, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $80,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 23,237 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share. This warrant was issued November 7, 2011 and expires September 1, 2016.

On September 23, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $52,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 15,104 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share. This warrant was issued November 7, 2011 and expires September 23, 2016.

On September 28, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $200,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 58,091 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share. This warrant was issued November 7, 2011 and expires September 28,2016.

On October 17, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $170,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 50,296 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share. This warrant was issued October 17, 2011 and expires October 17, 2016.

On October 20, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $125,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 36,982 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share. This warrant was issued October 20, 2011 and expires October 20, 2016.

On November 8, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $120,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 35,503 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share. This warrant was issued November 8, 2011 and expires November 8, 2016.

On November 22, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $140,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 41,420 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share. This warrant was issued November 22, 2011 and expires November 22, 2016.

On December 7, 2011, the Company issued a promissory note to the EC and WS Family Trust in the amount of $115,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 34,024 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share. This warrant was issued December 7, 2011 and expires December 7, 2016.

On January 4, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $30,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 8,876 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share. This warrant was issued January 4, 2012 and expires January 4, 2017.

On January 18, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $25,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 7,396 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share, This warrant was issued January 18, 2012 and expires January 18,2017.

On January 19, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $100,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 29,586 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share, This warrant was issued January 19, 2012 and expires January 19, 2017.

On January 31, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $200,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 59,172 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share, This warrant was issued January 31, 2012 and expires January 31, 2017.

On February 1, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $250,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 73,964 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share, This warrant was issued February 1, 2012 and expires February 1, 2017.

On February 15, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $200,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 59,172 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share, This warrant was issued February 15, 2012 and expires February 15, 2017.

On February 29, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $240,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 71,006 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share, This warrant was issued February 29, 2012 and expires March 1, 2017.

On March 15, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $75,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 22,189 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share, This warrant was issued March 15, 2012 and expires March 15, 2017.

On March 28, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $150,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 44,739 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $3.38 per share, This warrant was issued March 28,2012 and expires March 28, 2017.

On April 11, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $250,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 250,000 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $1.00 per share, This warrant was issued June 22, 2012 and expires April 11, 2017.

On April 19, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $100,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 100,000 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $1.00 per share, This warrant was issued June 22, 2012 and expires April 19, 2017.

On April 26, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $200,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 200,000 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $1.00 per share, This warrant was issued June 22, 2012 and expires April 26, 2017.

On May 2, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $150,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 150,000 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $1.00 per share, This warrant was issued June 22, 2012 and expires May 2, 2017.

On May 10, 2012 the Company issued a promissory note to the EC and WS Family Trust in the amount of $110,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 110,000 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $1.00 per share, This warrant was issued June 22, 2012 and expires May 10, 2017.

On May 24, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $220,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 220,000 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $1.00 per share, This warrant was issued June 22, 2012 and expires May 24, 2017.

On May 25, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $190,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 190,000 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $1.00 per share, This warrant was issued June 22, 2012 and expires May 25, 2017.

On June 13, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $175,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 175,000 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $1.00 per share, This warrant was issued June 22, 2012 and expires June 13, 2017.

On June 22, 2012 the terms of all notes listed above to the EC and WS Family Trust were modified to make the principal payable on demand and accrued interest payable on a quarterly basis. The Company recorded any remaining note discount as of June 22, 2012.

On June 27, 2012, the Company issued a promissory note to the EC and WS Family Trust in the amount of $220,000.  The note bears interest at a rate of 3.95% per annum and is payable on demand. As an inducement to make this loan the EC and WS Family Trust  was issued a warrant for 220,000 shares of Targeted Medical Pharma, Inc. common stock at an exercise price of $1.00 per share, This warrant was issued June 27, 2012 and expires June 27, 2017.

As approved on July 27, 2012, warrants issued by the Company after June 30, 2012 will contain a provision such that if and whenever the Company shall either (i) reduce, or be deemed to have reduced, the exercise price or conversion price of any of its outstanding warrants to purchase shares of Common Stock of the Company, or any other security exercisable for, or convertible into, shares of Common Stock of the Company, to a price lower than the Exercise Price of the Warrant in effect immediately prior to the time of such reduction, or (ii) issues or sells, or is deemed to have issued or sold, any additional warrants to purchase shares of Common Stock of the Company, or any other security exercisable for, or convertible into, shares of Common Stock of the Company, with a price lower than the Exercise Price of the Warrant in effect immediately prior to the time of such issuance or sale, then, and in each such case, the then-existing Exercise Price of the Warrant shall be reduced to a price equal to the exercise price or conversion price of such amended or newly-issued or sold security.

Note 5: Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU No.  2011-05 , “Presentation of Comprehensive Income” ( ASU 2011-05). The provisions of ASU 2011-05 amend FASB ASC Topic 220 “Comprehensive Income” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and require the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income. The provisions of ASU 2011-05 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption permitted. The adoption of ASU 2011-05 did not have a material impact on the Company’s condensed consolidated financial statements.

Fair Value Measurement and Disclosure : In May 2011, the FASB issued ASC Update 2011-04, “Fair Value Measurement: (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASC Update 2011-04 amends current U.S. GAAP to create more commonality with IFRS by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. This update is effective for the first interim or annual reporting period beginning after December 15, 2011. The Company began application of ASC 2011-04 on January 1, 2012, which is not expected to have any effect on results of operations, financial position, and cash flows.

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

On August 13, 2012, the Company, AFH Advisory, Dr. Shell, the Estate of Elizabeth Charuvastra (the “Estate”), our former Chairman and Vice President of Regulatory Affairs, and Mr. Giffoni (collectively Dr. Shell, the Estate and Mr. Giffoni, the “Insiders”) entered into Amendment No. 2  (“Amendment No. 2”) to the Agreement and Plan of Reorganization.  Pursuant to Amendment No. 2, the make good provision, pursuant to which the Insiders had agreed to cancel up to 1,906,768 shares in the aggregate in the event stated EBITDA targeted were not achieved by the Company, has been deleted in its entirety.

Amounts due AFH resulting from this transaction totaling $585,448 and $602,948 as of June 30, 2012 and December 31, 2011 respectively are reflected as Other Amounts due to Related Parties.

Note 7: Subsequent Events

Since June 30, 2012, the EC and WS Family Trust has made additional loans to the Company in the aggregate amount of $290,000. In connection with such loans, the Company issued to the EC and WS Family Trust five year demand notes bearing interest at 3.95 percent per annum and five-year warrants to purchase 290,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

Effective July 20, 2012, the Company and AFH Holding and Advisory, LLC (“AFH Advisory”) entered into a letter agreement (the “Letter Agreement”) which was supplemented July 25, 2012 which details the parties agreement and supersedes all earlier agreements between the parties. The parties agreed as follows:

1.	Form 211. “AFH Advisory” shall assist and advise the Company and its affiliates in facilitating the quotation of the Company’s shares of common stock on the OTC Bulletin Board by identifying and helping the Company to engage the necessary market maker to file a Form 211, or 15c2-11 Exemption Form as applicable, with the Financial Industry Regulatory Authority (“FINRA”).

2.	No Share Forfeiture and Continuing Registration Rights. AFH Advisory has, and shall continue to have, normal and customary piggyback registration rights with respect to its shares of common stock , as further set forth in the Registration Rights Agreement, dated January 31, 2011. AFH Advisory and its affiliates will no longer be required to forfeit shares as a result of the failure to complete a financing.

3.	Reimbursement of Costs. AFH Advisory is entitled to a reimbursement of $585,448 of expenses incurred on behalf of the Company in connection with the Business Combination, and related matters (the “Expense Reimbursement Amount”). Concurrently with the execution of this New Agreement, the Company shall issue to AFH Advisory a Secured Convertible Promissory Note in the principal amount equal to the Expense Reimbursement Amount with interest payable quarterly in arrears at a rate of 8.5% per annum. A Security Agreement was also entered into with AFH effective July 20, 2012 assigning certain assets of the Company to AGH as collateral for the Promissory Note. The $585,448 may be offset by $250,000 or any remaining portion thereof relating to payments advanced to AFH Advisory by the Company in connection with a contemplated asset-based loan.

4.	Warrants. In partial consideration for its services in connection with the Business Combination, upon the approval of the Company’s Board of Directors, the Company shall issue to AFH Advisory five-year warrants to purchase 1,063,981 shares of common stock of the Company (the “Warrant Stock”), at an exercise price of $1.00 per share. If and whenever the Company shall either (i) reduce, or be deemed to have reduced, the exercise price or conversion price of any of its outstanding warrants to purchase shares of Common Stock of the Company, or any other security exercisable for, or convertible into, shares of Common Stock of the Company, to a price lower than the Exercise Price of the Warrant in effect immediately prior to the time of such reduction, or (ii) issues or sells, or is deemed to have issued or sold, any additional warrants to purchase shares of Common Stock of the Company, or any other security exercisable for, or convertible into, shares of Common Stock of the Company, with a price lower than the Exercise Price of the Warrant in effect immediately prior to the time of such issuance or sale, then, and in each such case, the then-existing Exercise Price of the Warrant shall be reduced to a price equal to the exercise price or conversion price of such amended or newly-issued or sold security.

5.	Board Oversight. For a period of two (2) years following the date hereof, AFH Advisory shall have a right to disapprove two nominees for director chosen by the board of directors.

6.	Advisory Role. For a period of two (2) years from the date of this letter agreement, AFH Advisory has the non-exclusive right to act as advisor to the Company on any proposed financings and/or mergers and acquisitions, to be separately engaged on a deal by deal basis at the Company’s discretion with respect to any specific transaction, the Company may choose not to retain AFH and Advisory as an advisor.

On August 13, 2012, the Company, AFH Advisory, Dr. Shell, the Estate and Mr. Giffoni entered into Amendment No. 2 to the Agreement and Plan of Reorganization.  Pursuant to Amendment No. 2, the make good provision, pursuant to which the Insiders had agreed to cancel up to 1,906,768 shares in the aggregate in the event stated EBITDA targeted were not achieved by the Company, has been deleted in its entirety.

Note 8: Restatement

The Company restated its previously issued consolidated financial statements to correct its error in the application of an accounting principal concerning revenue recognition. Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of four years to collect, it was determined that these revenues did not meet the criteria for recognition in accordance with ASC 605, Revenue Recognition. These revenues are required to be recorded when collectability is reasonably assured, which in the case of this business model, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice. We have recorded revenues for the three and six months ended June 30, 2012 on this basis and restated revenues for the three months and six months ended June 30, 2011. The effect of the restatement on results of operations and financial position as of and for the three and six months ended June 30, 2011 were as follows:

	As
	Previously
	Reported	Restatement		Restated
	30-Jun-11	Adjustment		30-Jun-11
Accounts Receivable-Net of Allowance for Doubtful Accounts	$26,545,539	$(26,184,050)	(1)	$361,489
Allowance for Doubtful Accounts	(771,016)	771,016	(1)	-
Deferred Tax Asset - Short Term	367,489	(238,479)	(2)	129,010
Prepaid Taxes	-	167,301	(1)	167,301
Total Current Assets	27,608,283	(25,913,030)		1,695,253
Long-term accounts receivable	2,291,820	(2,291,820)	(1)	-
Deferred Tax Asset-Long Term	283,176	1,111,8262)		1,395,002
Total Assets	33,460,094	(27,093,024)		6,367,070
Taxes Payable	6,666,312	(6,666,312)	(2)	-
Deferred Tax Liability - Current	1,288,278	(1,218,630)	(2)	69,648
Total Current Liabilities	11,626,935	(7,884,943)		3,741,992
Deferred Income Taxes	2,636,835	(1,848,404)	(2)	788,431
Total Liabilities	14,263,770	(9,733,347)		4,530,423
Retained Earnings (Accumulated Deficit)	15,914,928	(17,359,677)		(1,444,749)
Total Shareholders' Equity	19,196,324	(17,359,677)		1,836,647
Total Liabilities and Shareholder Equity	33,460,094	(27,093,024)		6,367,070

Three Months ended	30-Jun-11	Adjustment		30-Jun-11

Product Sales	4,704,619	(2,554,671)	(3)	2,149,948
Selling, General and Administrative	2,946,893	(250,000)	(4)	2,696,893
Income Taxes	950,023	(950,023)	(2)	-
Deferred Income Tax (Benefit)	(368,199)	30,014	(2)	(338,185)
Net Income (Loss)	813,131	(1,384,262)		(571,131)
Comprehensive Income (Loss)	813,131	(1,384,262)		(571,131)
Basic Earnings (Loss) per Share	$0.04	$(0.01)		$0.03
Diluted Earnings (Loss) per Share	$0.04	$(0.01)		$0.03

Six Months ended	30-Jun-11	Adjustment		30-Jun-11

Product Sales	10,298,054	(6,266,729)	(3)	4,031,325
Selling, General and Administrative	5,862,297	(301,436)	(4)	5,560,861
Income Taxes	1,647,361	(1,647,361)	(2)	-
Deferred Income Tax (Benefit)	(335,149)	(589,011)	(2)	(924,160)
Net Income (Loss)	2,228,600	(3,728,921)		(1,500,321)
Comprehensive Income (Loss)	2,225,391	(3,728,921)		(1,503,530)
Basic Earnings (Loss) per Share	$0.10	$(0.03)		$0.07
Diluted Earnings (Loss) per Share	$0.10	$(0.03)		$0.07

(1) To restate Accounts Receivable and related accounts for the removal of Q2 2011 and historical unrecognized revenues.

(2) To restate Income Taxes to reflect the affect of the change in unrecognized revenues.

(3) To restate Product Sales for the removal of Q2 2011 unrecognized revenues.

(4) To restate Operating Expenses for the removal of Q2 2011 Bad Debt Expense associated with the removal of Q2 2011 unrecognized revenues.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our Annual Report on Form 10-K/A, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Inability to raise sufficient additional capital to operate our business;
•	Adverse economic conditions;
•	the commercial success and market acceptance of any of our products;
•	the maintenance of our products in the FDA National Drug Code database;
•	the timing and outcome of clinical studies;
•	the outcome of potential future regulatory actions, including inspections from the FDA;
•	unexpected regulatory changes, including unanticipated changes to workers compensation state laws and/or regulations;
•	the expectation that we will be able to maintain adequate inventories of our commercial products;
•	the results of our internal research and development efforts;
•	the adequacy of our intellectual property protections and expiration dates on our patents and products;
•	the inability to attract and retain qualified senior management and technical personnel;
•	the potential impact, if any, of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 on our business;
•	our plans to develop other product candidates; and
•	other specific risks referred to in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A.

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

RECENT HIGHLIGHTS OF THE COMPANY UPDATE

•	FDA registration of convenience kits in the FDA National Drug Code Database;
•	Addition of new distributors and sales representatives;
•	Expansion of private insurance market business;
•	Publication of the results of controlled clinical trials in peer-reviewed journals;
•	Hiring of chief technology officer, medical liaison director and national sales director;

•	Expansion of CCPI’s claims submission automation and further upgrades of the PDRx software;

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Three Months ended June 30, 2012 and 2011

	Three Months		Three Months
	June 30,		June 30,
			Restated
		% of		% of
	2012	Sales	2011	Sales
Revenues:
Product Sales	$1,331,005	91.9%	$2,149,948	90.5%
Service Revenue	117,221	8.1%	224,984	9.5%
Total Revenue	1,448,226	100.0%	2,374,932	100.0%

Cost of Product Sold	179,678	12.4%	258,273	10.9%
Cost of Services Sold	441,582	30.5%	297,123	12.5%
Total Cost of Sales	621,260	42.9%	555,396	23.4%

Total Gross Profit	826,966	57.1%	1,819,536	76.6%

Operating Expenses:
Research and Development	30,009	2.1%	32,372	1.4%
Selling, General and Administrative	2,494,018	172.2%	2,696,893	113.6%
Total Operating Expenses	2,524,027	174.3%	2,729,265	115.0%
Net Income (Loss) before Other Income	(1,697,061)	-117.2%	(909,729)	-38.4%
Other Income and Expense
Interest Income (Expense)	(1,866,818)	-128.9%	-	0.0%
Total Other Income	(1,866,818)	-128.9%	-	0.0%

Net Income (Loss) before Taxes	(3,563,879)	-246.1%	(909,729)	-38.4%
Deferred Income Tax (Benefit)	(739,056)	-51.0%	(338,185)	-14.2%
Net Income (Loss) before Comprehensive Income	(2,824,823)	-195.1%	(571,544)	-24.2%
Unrealized Gain or (Loss) on Investments	-	0.0%	-	0.0%
Reclassification for losses included in Net Income	-	0.0%	-	0.0%
Comprehensive Income (Loss)	$(2,824,823)	-195.1%	$(571,544)	-24.2%

Revenue

Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of four years to collect, these revenues are recorded when collectability is reasonably assured, which in the case of these two business models, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice. We have recorded revenues for 2012 and 2011 on this basis and restated revenues for the 2010 period. As a result revenues for the two periods are substantially lower that what would have been reported for 2011 and what was reported for 2010. Details of our restatement of previously reported results are included in note number 8 found elsewhere in this report.

Total revenue for the three months ended June 30, 2012 decreased $926,706, or 39.0%, to $1,448,226, from the restated amount of $2,374,932 for the three months ended June 30, 2011. Product revenue decreased $818,943, or 38.1%, from the restated prior year $2,149,948 to $1,331,005, primarily due to decreased collections in our PMM and Hybrid businesses resulting from a decrease in product shipments and claims filed. PMM and Hybrid revenues are based on payments received regardless of when the original invoice and shipment occurred. Product revenue for the respective periods is further described in the following schedule:

Product Revenues

	Three Months ended
	Revenue
	Recognition	June 30,	% of	June 30,	% of
	Basis	2012	Sales	2011	Sales
PMM/Hybrid	cash	807,170	60.6%	1,234,060	57.4%
Direct/Distributor	accrual	523,834	39.4%	952,014	44.3%
Credits			0.0%	(36,126)	-1.7%
Total		1,331,004	100.0%	2,149,948	100.0%

Service revenue decreased $107,763 or 47.9%, from $224,984 in the three months ended June 30, 2011 to $117,221 in the three months ended June 30, 2012 due to a decrease in the billing service fee percentage by CCPI, our billing and claims collection subsidiary and lower collections. Starting with the quarter ended June 30, 2011 we decreased the CCPI fee charged to physician clients from 20 percent to a range of 5 to 10 percent as a courtesy under our billing and collection services.

Cost of Products Sold

The cost of products sold decreased $78,595, or 30.4%, from $258,273 in the three months ended June 30, 2011 to $179,678 in the three months ended June 30, 2012 and the percentage of cost of product sold to product revenue increased from 12.0% for the three months ended June 30, 2011 to 13.5% for the three months ended June 30, 2012. Due to the change in revenue recognition policy costs of products shipped are a period expense while revenue is recognized on payment under our PMM and Hybrid Models .

Cost of Services Sold

The cost of services sold for the three months ended June 30, 2012 increased $144,459, or 48.6%, from $297,123 for the three months ended June 30, 2011 to $441,582 for the three months ended June 30, 2012 and the percentage cost of service sold to service revenue increased from 132.1% to 376.7% in those periods. These costs increased primarily because we increased our collections staff to handle increased billing and collections processing activity and because revenue is not recognized until payments are received. While expenses are recognized in the period incurred, the fee charged by CCPI is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods. Starting with the quarter ended June 30, 2011 we decreased the CCPI fee charged to physician clients from 20 percent to a range of 5 to 10 percent as a courtesy under our billing and collection services.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 decreased $205,238 or 7.5%, to $2,524,027 from $2,729,265 for the three months ended June 30, 2011 but increased from 114.9% of revenue to 134.4% of revenue because of higher operating expenses relative to revenue. Operating expenses consist of research and development expense and selling, and general and administrative expenses. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2012 decreased $2,263, or 7.3%, to $30,009 from $32,372 for the three months ended June 30, 2011. The level of expense varies from year to year depending on the number of clinical trials that we have in progress. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling, General and Administrative Expense

Selling, general and administrative expense, including salaries, wages and benefits, facility expenses, professional fees, marketing, office expenses, and travel and entertainment expense for the three months ended June 30, 2012 decreased $202,875 or 7.5%, to $2,494,018 from $2,696,893 for the three months ended June 30, 2011. The decrease in general and administrative expense was primarily due to lower stock-based compensation expense and lower professional fees and costs associated with the filing of our registration statement, associated expenses in connection with becoming a public company , and a decrease in legal fees.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $1,866,818 compared with $0 for the three months ended June 30, 2011. Interest expense includes a non-cash charge of $1,744,081 for the expensing of all unamortized discount on notes issued to a related party due to the change in the terms of these loans making them payable on demand.

Current and Deferred Income Taxes

As a result of our assessment that the collection of certain sales could not be reasonably assured at the time of sale, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We have filed amended tax returns for 2010 and intend to file our 2011 returns using a change in accounting method consistent with our financial results restatement. We believe that filing such returns will suspend collection and enforcement efforts by both the IRS and the FTB. We further understand that filing such returns will likely result in tax audits on the part of both agencies. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.

We had no current income tax expense for the three months ended June 30, 2012 and June 30, 2011. Deferred income tax benefit for the three months ended June 30, 2012 increased $400,871 or 118.5%, to $739,056 from $338,185 for the three months ended June 30, 2011.

Net Loss

Net Loss for the three months ended June 30, 2012 was $2,824,823 compared to net loss of $571,531 for the three months ended June 30, 2011. The increased loss was primarily due to lower revenues, partially offset by lower operating expenses and the expensing of unamortized note discount.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED , 2012 AND 2011

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF INCOME

Six Months ended June 30, 2012 and 2011

	Six Months		Six Months
	June 30,		June 30,
			Restated
		% of		% of
	2012	Sales	2011	Sales
Revenues:
Product Sales	$2,603,815	92.2%	$4,031,325	91.4%
Service Revenue	$219,596	7.8%	$378,932	8.6%
Total Revenue	2,823,411	100.0%	4,410,257	100.0%

Cost of Product Sold	$369,671	13.1%	$541,933	12.3%
Cost of Services Sold	$886,324	31.4%	$670,462	15.2%
Total Cost of Sales	1,255,995	44.5%	1,212,395	27.5%

Total Gross Profit	1,567,416	55.5%	3,197,862	72.5%

Operating Expenses:
Research and Development	$57,273	2.0%	$69,120	1.6%
Selling, General and Administrative	$4,778,372	169.2%	$5,560,861	126.1%
Total Operating Expenses	4,835,645	171.2%	5,629,981	127.7%
Net Income (Loss) before Other Income	(3,268,229)	-115.7%	(2,432,119)	-20.6%
Other Income and Expense
Interest Income (Expense)	(1,942,657)	-68.8%	-	0.0%
Investment Income	-	0.0%	7,638	0.2%
Total Other Income	(1,942,657)	-68.8%	7,638	0.2%

Net Income (Loss) before Taxes	(5,210,886)	-184.5%	(2,424,481)	-55.0%
Deferred Income Tax (Benefit)	(1,410,146)	-49.9%	(924,160)	-21.0%
Net Income (Loss) before Comprehensive Income	(3,800,740)	-134.6%	(1,500,321)	-34.0%
Unrealized Gain or (Loss) on Investments	-	0.0%	-	0.0%
Reclassification for losses included in Net Income	-	0.0%	(3,209)	-0.1%
Comprehensive Income (Loss)	$(3,800,740)	-134.6%	$(1,503,530)	-34.1%

Revenue

Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of four years to collect, these revenues are recorded when collectability is reasonably assured, which in the case of these two business models, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice. We have recorded revenues for 2012 and 2011 on this basis and restated revenues for the quarterly periods in 2011 and the 2010 annual period. As a result revenues for the two periods are substantially lower that what would have been reported for 2011 and what was reported for 2010. Details of our restatement of previously reported results are included in note number 8 found elsewhere in this report.

Total revenue for the six months ended June 30, 2012 decreased $1,586,846, or 36.0%, to $2,823,411, from the restated amount of $4,410,257 for the six months ended June 30, 2011. Product revenue decreased $1,427,510, or 35.4%, from the restated prior year $4,031,325 to $2,603,815, primarily due to decreased collections in our PMM and Hybrid businesses resulting from reduced product shipments and fewer claims filed. PMM and Hybrid revenues are based on payments received regardless of when the original invoice and shipment occurred. Product revenue for the respective periods is further described in the following schedule:

	Six Months ended
	Revenue
	Recognition	June 30,	% of	June 30,	% of
	Basis	2012	Sales	2011	Sales
PMM/Hybrid	cash	1,570,915	60.3%	2,183,079	54.2%
Direct/Distributor	accrual	1,042,115	40.0%	1,914,264	47.5%
Credits		(9,216)	-0.4%	(66,017)	-1.6%
Total		2,603,814	100.0%	4,031,326	100.0%

Service revenue decreased $159,336 or 42.0%, from $378,932 in the six months ended June 30, 2011 to $219,596 in the six months ended June 30, 2012 due to a decrease in the billing service fee percentage by CCPI, our billing and claims collection subsidiary. Starting with the quarter ended , 2011 we decreased the CCPI fee charged to physician clients from 20 percent to a range of 5 to 10 percent as a courtesy under our billing and collection services.

Cost of Products Sold

The cost of products sold decreased $172,262, or 31.8%, from $541,933 in the six months ended June 30, 2011 to $369,671 in the six months ended June 30, 2012 and the percentage of cost of product sold to product revenue increased from 13.4% for the six months ended June 30, 2011 to 14.2% for the six months ended June 30, 2012. Due to the change in revenue recognition policy costs of products shipped are a period expense while revenue is recognized on payment under our PMM and Hybrid .

Cost of Services Sold

The cost of services sold for the six months ended June 30, 2012 increased $215,862, or 32.2%, from $670,462 for the six months ended June 30, 2011 to $886,324 for the six months ended June 30, 2012 and the percentage cost of service sold to service revenue increased from 176.9% to 403.6% in those periods due to higher costs and lower collections. These costs increased primarily because we increased our collections staff to handle increased billing and collections processing activity. While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods. Starting with the quarter ended , 2011 we decreased the CCPI fee charged to physician clients from 20 percent to a range of 5 to 10 percent as a courtesy under our billing and collection services.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 decreased $794,336 or 14.1%, to $4,835,645 from $5,629,981 for the six months ended June 30, 2011 but increased from 127.7% of revenue to 134.4% of revenue because of the higher expense in relation to revenue. Operating expenses consist of research and development expense and selling, and general and administrative expenses. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2012 decreased $11,847, or 17.1%, to $57,273 from $69,120 for the six months ended June 30, 2011. The level of expense varies from year to year depending on the number of clinical trials that we have in progress. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling, General and Administrative Expense

Selling, general and administrative expense, including salaries, wages and benefits, facility expenses, professional fees, marketing, office expenses, and travel and entertainment expense for the six months ended June 30, 2012 decreased $782,480 or 14.1%, to $4,778,372 from $5,560,861 for the six months ended June 30, 2011. The decrease in general and administrative expense was primarily due to lower stock-based compensation expense and lower professional fees and costs associated with the filing of our registration statement, associated expenses in connection with becoming a public company , and a decrease in legal fees.

Interest Expense

Interest expense for the six months ended June 30, 2012 was $1,942,657 compared with $0 for the six months ended June 30, 2011. Interest expense includes a non-cash charge of $1,744,081 for the expensing of all unamortized discount on notes issued to a related party due to the change in the terms of these loans making them payable on demand.

Current and Deferred Income Taxes

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We filed amended tax returns for 2010 and intend to file our 2011 returns using a change in accounting method consistent with our financial results restatement. We believe that filing such returns will suspend collection and enforcement efforts by both the IRS and the FTB. We further understand that filing such returns will likely result in tax audits on the part of both agencies. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.

We had no current income tax expense for the six months ended June 30, 2012 and June 30, 2011. Deferred income tax benefit for the six months ended June 30, 2012 increased $485,986 or 52.6%, to $1,410,146 from $924,160 for the six months ended June 30, 2011.

Net Loss

Net Loss for the six months ended June 30, 2012 was $3,800,740 compared to net loss of $1,503,530 for the six months ended June 30, 2011. The increased loss was primarily due to lower revenues, partially offset by lower operating expenses and the expensing of unamortized note discount.

FINANCIAL CONDITION

Our negative working capital of $8,060,392 as of June 30, 2012, increased by $3,476,816 from our December 31, 2011 working capital of $4,583,576. The larger negative balance was primarily due to the increase in notes payable to related parties and accounts payable and accrued expenses. Inventory increased by $644,814, partially due to an advanced purchase for a pending contract. Notes payable to related parties by $2,885,000 during the six months ended June 30, 2012, and accounts payable and accrued expenses increased by $861,902.

Accounts Receivable

As a result of our change in revenue recognition policy, as of June 30, 2012 we have $33,800,000 in unrecorded revenues that potentially will be recorded as revenue by TMP in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. Except for collection expenses incurred by CCPI in future periods, all expenses associated with these unrecorded revenues including cost of products sold have already been reflected in our financial statements. In addition, due to loss carry forwards we should not incur current tax liabilities for a substantial portion of these unrecorded revenues.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans. As of June 30, 2012 our principal source of liquidity was $44,603 in cash and cash and potential related party loans. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2011 and 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams.

The Company continues to experience negative operating cash flow. Since July 1, 2011 the Company has supplemented the funding of its operations through borrowings from a related party, the Elizabeth Charuvastra and William Shell Family Trust. Through August 14, 2012 these loans total $4,327,000 of which $$3,175,000 have occurred since January 1, 2012. The Company continues to pursue additional sources of liquidity including asset-based loans and selective sale of some of the $33.8 million in invoices payable to the Company by our physician and distributor customers. We may also consider raising money through an equity transaction. Until and unless these efforts prove successful the Company will continue to rely on related party loans as a supplemental source of liquidity. There can be no assurance that future financing can be obtained on terms acceptable to the Company.

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

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, and did not pay the amounts stated and due. As of the date of this 10-Q, without taking into effect the expected filing of amendments to the tax returns to reflect the affects of the restatements noted below and elsewhere in this 10-Q, the Company would owe $3,592,828 in federal taxes and $946,582 in state taxes in respect of our 2010 tax returns. The Company subsequently entered into payment agreements with the Internal Revenue Service (the “IRS”) and the California Franchise Tax Board (the “CFTB”) but was unable to meet the terms of either plan. As a result of our failure to pay taxes due and to make all agreed-upon installment payments, the IRS filed a general lien against the Company on February 17, 2012. The IRS proposed monthly payments of $150,000 beginning on March 28, 2012 in order to avoid enforcement action against the Company. We failed to make a payment to the IRS on March 28, 2012 and have made no further payments to the IRS. The CFTB filed a “Final Notice Before Suspension/Forfeiture” on March 23, 2012 effective June 1, 2012, however the CFTB has not filed a lien against the Company and agreed to forestall action if the Company made monthly payments of $100,000 beginning on April 20, 2012. The Company made such payment. As a result of the restatement of our financial statements, which showed significantly reduced revenue for 2010, we filed amended federal and state tax returns showing that we have no liability for unpaid taxes to the IRS and CFTB. Since the filing of these returns amended tax returns, the collection and enforcement efforts by the IRS and CFTB have been suspended. These amended returns may result in protracted audits of the Company and there can be no assurance that either the IRS or the CFTB will accept our amendments or restart their collection and enforcement efforts. We have not received any notices regarding the status of the review of our amended tax returns. Until these returns are reviewed and resolved we will request and expect to receive further extension of the collection and enforcement efforts suspensions. We will also be filing our 2011 income returns by the relevant extended filing deadlines in September and October 2012.

Net cash used by operating activities for the six months ended June 30, 2012 was $2,759,083 compared to $919,008 cash used by operating activities for the six months ended June 30, 2011.

Net cash used by investing activities was $323,233 for the six months ended June 30 , 2011 and $194,616 cash used by investing activities for the six months ended June 30 , 2011.  During the six months ended June 30, 2012 and 2011, we incurred internal software development costs for our PDRx claims management and collection system of $165,810 and $369,172, respectively and purchased property and equipment of $157,423 and $66,651 respectively. Historically, capital expenditures have been financed by cash from operating activities and related party loans. We sold $241,207 of investments in the six months ended June 30, 2011.

During the six months ended June 30, 2012, we have received $2,885,000 in exchange for promissory notes issued to the EC and WS Family Trust of which Dr. Shell, our Chief Executive Officer is a trustee. Details of these loans are discussed above in Note 4.

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

Revenue Recognition

Under the following revenue models product sales are invoiced upon shipment:

•	Physician Direct Sales Model (1% of revenue for the six months ended June 30, 2012): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•	Distributor Direct Sales Model (36% of revenue for the six months ended June 30, 2012): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid models described below, which can take in excess of four years to collect, we have determined that these revenues did not meet the criteria for recognition in accordance with ASC 605, Revenue Recognition . These revenues are therefore required to be recorded when collectability is reasonably assured, which the Company has determined is when the payment is received.

•	Physician Managed Model (45% of revenue for the six months ended June 30, 2012): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the gross invoice amount less the applicable rapid pay discount offered in the product purchase agreement

•	Hybrid Model (11% of revenue for the six months ended June 30, 2012): Under this model, a distributor purchase products from TMP and sell those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the net invoice amount.

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

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No asset impairment was recorded at June 30, 2012 or at June 30, 2011.

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

At June 30,	2012	2011

Options outstanding	1,893,444	291,347

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2012.

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

Changes in Internal Controls over Financial Reporting

Except as described below with respect to the Company’s restatement of its financial statements, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In-Process Remediation Actions to Address the Internal Controls Weaknesses

Management identified the following material weaknesses in the Company's internal control over financial reporting as of December 31, 2011, which continue to exist as of June 30, 2012:

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

The material weakness in the Company's internal control over financial reporting as of December 31, 2011for the incorrect application of the accounting principal concerning revenue recognition was remedied when the Company restated its previously issued consolidated financial statements for the fiscal year ended 2010 to correct this error and prepared the fiscal year ended 2011 financial statements using the correct revenue recognition basis. The correct revenue recognition basis has also been applied consistently in fiscal 2012 and the Company intends to restate its interim financial statements for 2011.

In response to the identified material weaknesses described above, the Company is working on improving its control activities. Management believes that actions taken during the quarter ended June 30, 2012, along with other improvements not yet implemented, will address the material weaknesses in the Company's internal control over financial reporting described above.  Company management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

Effective July 20, 2012, the Company and AFH Holding and Advisory, LLC (“AFH Advisory”) entered into a letter agreement (the “Letter Agreement”) which was supplemented July 25, 2012 which details the parties agreement and supersedes all earlier agreements between the parties. The parties agreed as follows:

1.	Form 211. “AFH Advisory” shall assist and advise the Company and its affiliates in facilitating the quotation of the Company’s shares of common stock on the OTC Bulletin Board by identifying and helping the Company to engage the necessary market maker to file a Form 211, or 15c2-11 Exemption Form as applicable, with the Financial Industry Regulatory Authority (“FINRA”).

2.	No Share Forfeiture and Continuing Registration Rights. AFH Advisory has, and shall continue to have, normal and customary piggyback registration rights with respect to its shares of common stock , as further set forth in the Registration Rights Agreement, dated January 31, 2011. AFH Advisory and its affiliates will no longer be required to forfeit shares as a result of the failure to complete a financing.

3.	Reimbursement of Costs. AFH Advisory is entitled to a reimbursement of $585,448 of expenses incurred on behalf of the Company in connection with the Business Combination, and related matters (the “Expense Reimbursement Amount”). Concurrently with the execution of this New Agreement, the Company shall issue to AFH Advisory a Secured Convertible Promissory Note in the principal amount equal to the Expense Reimbursement Amount with interest payable quarterly in arrears at a rate of 8.5% per annum. A Security Agreement was also entered into with AFH effective July 20, 2012 assigning certain assets of the Company to AGH as collateral for the Promissory Note. The $585,448 may be offset by $250,000 or any remaining portion thereof relating to payments advanced to AFH Advisory by the Company in connection with a contemplated asset-based loan.

4.	Warrants. In partial consideration for its services in connection with the Business Combination, upon the approval of the Company’s Board of Directors, the Company shall issue to AFH Advisory five-year warrants to purchase 1,063,981 shares of common stock of the Company (the “Warrant Stock”), at an exercise price of $1.00 per share. If and whenever the Company shall either (i) reduce, or be deemed to have reduced, the exercise price or conversion price of any of its outstanding warrants to purchase shares of Common Stock of the Company, or any other security exercisable for, or convertible into, shares of Common Stock of the Company, to a price lower than the Exercise Price of the Warrant in effect immediately prior to the time of such reduction, or (ii) issues or sells, or is deemed to have issued or sold, any additional warrants to purchase shares of Common Stock of the Company, or any other security exercisable for, or convertible into, shares of Common Stock of the Company, with a price lower than the Exercise Price of the Warrant in effect immediately prior to the time of such issuance or sale, then, and in each such case, the then-existing Exercise Price of the Warrant shall be reduced to a price equal to the exercise price or conversion price of such amended or newly-issued or sold security.

5.	Board Oversight. For a period of two (2) years following the date hereof, AFH Advisory shall have a right to disapprove two nominees for director chosen by the board of directors.

6.	Advisory Role. For a period of two (2) years from the date of this letter agreement, AFH Advisory has the non-exclusive right to act as advisor to the Company on any proposed financings and/or mergers and acquisitions, to be separately engaged on a deal by deal basis at the Company’s discretion with respect to any specific transaction, the Company may choose not to retain AFH and Advisory as an advisor.

On August 13, 2012, the Company, AFH Advisory, Dr. Shell, the Estate of Elizabeth Charuvastra (the “Estate”), our former Chairman and Vice President of Regulatory Affairs, and Mr. Giffoni (collectively Dr. Shell, the Estate and Mr. Giffoni, the “Insiders”) entered into Amendment No. 2  (“Amendment No. 2”) to the Agreement and Plan of Reorganization.  Pursuant to Amendment No. 2, the make good provision, pursuant to which the Insiders had agreed to cancel up to 1,906,768 shares in the aggregate in the event stated EBITDA targeted were not achieved by the Company, has been deleted in its entirety.

Item 6.	Exhibits.

Number	Description

10.1	Letter Agreement, dated July 20, 2012, by and between Targeted Medical Pharma, Inc. and AFH Advisory and Holdings, LLC
10.2	Letter Supplement, dated July 25, 2012 by and between Targeted Medical Pharma, Inc. and AFH Advisory and Holdings, LLC
10.3	Amendment 2 to Agreement and Plan of Reorganization, dated August 13, 2012, by and between Targeted Medical Pharma, Inc., AFH Advisory and Holdings, LLC, William E. Shell, MD, the Estate of Elizabeth Charuvastra and Kim Giffoni
10.4	Secured Convertible Promissory Note, dated July 20, 2012, issued by Targeted Medical Pharma, Inc. in favor of AFH Holding and Advisory, LLC
10.5	Security Agreement, dated July 20, 2012, by and between Targeted Medical Pharma, Inc. and AFH Holding and Advisory, LLC
31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350

101.ins**	XBRL Instance Document
101.xsd**	XBRL Taxonomy Extension Schema Document
101.cal**	XBRL Taxonomy Calculation Linkbase Document
101.def**	XBRL Taxonomy Definition Linkbase Document
101.lab**	XBRL Taxonomy Label Linkbase Document
101.pre**	XBRL Taxonomy Presentation Linkbase Document

*	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

**	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 2012.

TARGETED MEDICAL PHARMA, INC.

By:	/s/ William E. Shell, MD
William E. Shell, MD
Chief Executive Officer

By:	/s/ Ronald W. Rudolph
Ronald W. Rudolph
Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Letter Agreement, dated July 20, 2012, by and between Targeted Medical Pharma, Inc. and AFH Advisory and Holdings, LLC
10.2	Letter Supplement, dated July 25, 2012 by and between Targeted Medical Pharma, Inc. and AFH Advisory and Holdings, LLC
10.3	Amendment 2 to Agreement and Plan of Reorganization, dated August 13, 2012, by and between Targeted Medical Pharma, Inc., AFH Advisory and Holdings, LLC, William E. Shell, MD, the Estate of Elizabeth Charuvastra and Kim Giffoni
10.4	Secured Convertible Promissory Note, dated July 20, 2012, issued by Targeted Medical Pharma, Inc. in favor of AFH Holding and Advisory, LLC
10.5	Security Agreement, dated July 20, 2012, by and between Targeted Medical Pharma, Inc. and AFH Holding and Advisory, LLC
31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2	Certification of Interim Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Calculation Linkbase Document
101.def*	XBRL Taxonomy Definition Linkbase Document
101.lab*	XBRL Taxonomy Label Linkbase Document
101.pre*	XBRL Taxonomy Presentation Linkbase Document

*Furnished. Not filed. Not incorporated by reference. Not subject to liability.

