Form 10-Q/A
period 2012-06-30
Targeted Medical Pharma, Inc.
filed 2012-08-21
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 14, 2012, there were 22,049,576 shares of common stock, par value $0.001 per share, of the Registrant outstanding.

EXPLANATORY NOTE

Targeted Medical Pharma, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which was originally filed on August 14, 2012 (the “Form 10-Q”), for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 1 speaks as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the Form 10-Q filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

10.1*	Letter Agreement, dated July 20, 2012, by and between Targeted Medical Pharma, Inc. and AFH Advisory and Holdings, LLC

10.2*	Letter Supplement, dated July 25, 2012 by and between Targeted Medical Pharma, Inc. and AFH Advisory and Holdings, LLC

10.3*	Amendment 2 to Agreement and Plan of Reorganization, dated August 13, 2012, by and between Targeted Medical Pharma, Inc., AFH Advisory and Holdings, LLC, William E. Shell, MD, the Estate of Elizabeth Charuvastra and Kim Giffoni

10.4*	Secured Convertible Promissory Note, dated July 20, 2012, issued by Targeted Medical Pharma, Inc. in favor of AFH Holding and Advisory, LLC

10.5*	Security Agreement, dated July 20, 2012, by and between Targeted Medical Pharma, Inc. and AFH Holding and Advisory, LLC

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*            These exhibits were previously included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

**          XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 21st day of August, 2012.

TARGETED MEDICAL PHARMA, INC.

By:	/s/ William E. Shell, MD
William E. Shell, MD
Chief Executive Officer