Form 10-Q
period 2012-09-30
Targeted Medical Pharma, Inc.
filed 2012-11-14
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 14, 2012, there were 22,900,761 shares of common stock, par value $0.001 per share, of the Registrant outstanding.

FORM 10-Q

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Balance Sheets—September 30, 2012 (unaudited) and December 31, 2011	3
	Condensed Consolidated Statement of Income—Three and Nine Months ended September 30, 2012 (unaudited) and September 30, 2011 (Unaudited and Restated)	4
	Condensed Consolidated Statement of Shareholders’ Equity (Deficit)—Year ended December 31, 2011 and Nine Months ended September 30, 2012 (unaudited and Restated)	5
	Condensed Consolidated Statement of Cash Flows—Nine Months Ended September 30, 2012 (unaudited) and September 30, 2011 (Unaudited and Restated)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	38
Item 4.	Controls and Procedures.	38
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	40
Item 1A.	Risk Factors.	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40
Item 3.	Defaults Upon Senior Securities.	40
Item 4.	Mine Safety Disclosure.	40
Item 5.	Other Information.	40
Item 6.	Exhibits.	40
Signatures.		41

PART I.	FINANCIAL
INFORMATION

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$4,210	$147,364
Inventory	854,202	495,821
Accounts Receivable	554,053	899,493
Loans Receivable - Employees	19,095	23,360
Prepaid Expenses - Short Term	357,646	241,208
Prepaid Taxes	894,301	792,301
Deferred Tax Asset - Short Term	222,628	300,170
Total Current Assets	2,906,135	2,899,717
Property and Equipment - Net of Accumulated Depreciation	384,217	411,823
Intangible Assets - Net of Accumulated Amortization	2,347,880	2,387,801
Prepaid Expenses - Long Term	53,451	111,259
Deferred Tax Asset - Long Term	5,326,093	3,141,176
Other Assets	46,000	26,000
Total Assets	$11,063,776	$8,977,776

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
Accounts Payable and Accrued Expenses	$6,549,536	$5,035,136
Notes Payable-Related Parties: Short-term	5,122,000	1,775,561
Other Amounts due to Related Parties	-	602,948
Deferred Tax Liability - Current	69,648	69,648
Derivative Liability	426,625	-
Total Current Liabilities	12,167,809	7,483,293
Notes Payable-Related Parties:Long-term (net of $171,452 discount)	363,996	-
Deferred Income Taxes	1,002,283	887,050
Total Liabilities	13,534,088	8,370,343

Shareholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,049,576 and 21,949,576 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	22,050	21,950
Additional Paid-In Capital	6,648,433	4,684,095
Accumulated Deficit	(9,140,795)	(4,098,612)
Total Shareholders' Equity (Deficit)	(2,470,312)	607,433
Total Liabilities and Shareholders' Equity (Deficit)	$11,063,776	$8,977,776

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months and Nine Months ended September 30, 2012 and 2011

	Three Months ended		Nine Months ended
		Restated		Restated
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues:
Product Sales	$1,812,306	$2,359,493	$4,416,121	$6,390,818
Service Revenue	264,226	99,505	483,822	478,437
Total Revenue	2,076,532	2,458,998	4,899,943	6,869,255

Cost of Product Sold	639,071	$334,157	$1,008,742	876,090
Cost of Services Sold	477,225	419,361	1,363,549	1,089,823
Total Cost of Sales	1,116,296	753,518	2,372,291	1,965,913

Total Gross Profit	960,236	1,705,480	2,527,652	4,903,342

Operating Expenses:
Research and Development	36,816	$50,600	$94,089	119,720
Selling, General and Administrative	2,431,049	3,113,310	7,209,421	8,674,171
Total Operating Expenses	2,467,865	3,163,910	7,303,510	8,793,891

Net Income (Loss) before Other Income and Expense	(1,507,629)	(1,458,430)	(4,775,858)	(3,890,549)

Other Income and Expense:
Interest Income (Expense)	(326,587)	(583,739)	$(2,269,244)	(583,739)
Derivative Revaluation	10,777		10,777
Investment Income (Loss)	-	-	-	7,638
Total Other Income and (Expense)	(315,810)	(583,739)	(2,258,467)	(576,101)

Net Income (Loss) before Taxes	(1,823,439)	(2,042,169)	(7,034,325)	(4,466,650)
Deferred Income Tax Expense (Benefit)	(581,996)	(759,171)	(1,992,142)	(1,660,466)
Net Income (Loss) before Comprehensive Income	(1,241,443)	(1,282,998)	(5,042,183)	(2,806,184)
Reclassification for losses included in Net Income	-	-	-	(3,209)
Comprehensive Income (Loss)	$(1,241,443)	$(1,282,998)	$(5,042,183)	$(2,809,393)

Basic and Diluted Loss Per Share	$(0.06)	$(0.06)	$(0.23)	$(0.13)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	22,010,446	21,949,576	21,970,014	21,536,821

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended December 31, 2011 and Nine Months ended September 30, 2012 (Unaudited)

	Number of Shares of Common Stock	Amount	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance - January 1, 2011 (1)-Restated	18,308,576	18,309	3,191,314	78,438	3,209	3,291,270
Stock Issued for Services	16,000	16	40,784	-	-	40,800
Shares issued to existing shell shareholders in the reorganization	3,625,000	3,625	(503,625)	-	-	(500,000)
Reclassification of Gains to Net Income	-	-	-	-	(3,209)	(3,209)
Warrants Issued in connection with loans from related party	-	-	591,702	-	-	591,702
Stock Option Expense	-	-	1,363,920	-	-	1,363,920
Net Loss	-	-	-	(4,177,050)	-	(4,177,050)
Balance - December 31, 2011	21,949,576	$21,950	$4,684,095	$(4,098,612)	$-	$607,433
Warrants Issued in connection with loans from related party	-	-	1,301,457	-	-	1,301,457
Stock Issued for Services	100,000	100	99,900	-	-	100,000
Stock Option Expense	-	-	562,981	-	-	562,981
Net Loss	-	-	-	(5,042,183)	-	(5,042,183)
Balance - September 30, 2012	22,049,576	$22,050	$6,648,433	$(9,140,795)	$-	$(2,470,312)

(1) The stockholders' equity has been recapitalized to give effect to the shares exchanged by existing shareholders pursuant to the merger agreement dated January 31, 2011, more fully discussed in Note 6 to these financial statements.

The accompanying notes are an integral part of these financial statements.

Nine Months ended September 30, 2012 and 2011

(Unaudited)

	Nine Months ended
	September 30,
		Restated
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(5,042,183)	(2,806,184)
Adjustments:
Depreciation and Amortization	325,167	336,885
Stock Option Compensation	562,981	661,750
Stock Issued for Services	100,000	40,800
Deferred Income Taxes	(1,992,142)	(1,660,466)
Amortization of Note Discount	2,133,847	-
Derivative Liability	(10,777)
Changes:

Inventory	(358,381)	36,582
Accounts Receivable	345,440	(423,578)
Loans Receivable - Employees	4,265	5,832
Prepaid Expenses	(58,630)	(60,657)
Prepaid Taxes	(102,000)	(400,000)
Deferred Tax Asset	(115,233)	24,927
Other Assets	(20,000)	-
Accounts Payable and Accrued Expenses	1,514,400	2,143,300
Taxes Payable	-	-
Deferred Tax Liability	115,233	104,280
Net Cash Flows from Operating Activities	(2,598,013)	(1,996,529)

Cash Flows from Investing Activities:
Net Sales or (Purchases) of Investments	-	241,207
Acquisition of Intangible Assets	(145,779)	(488,147)
Purchases of Property and Equipment	(111,862)	(83,819)
Net Cash Flows from Investing Activities	(257,641)	(330,759)

Cash Flows from Financing Activities:
Notes Payable-Related Parties	2,980,000	932,000
Due to Related Parties	(267,500)	602,948
Net Cash Flows from Financing Activities	2,712,500	1,534,948

Net Change in Cash and Cash Equivalents	(143,154)	(792,340)
Cash and Cash Equivalents - Beginning of Year	147,364	795,914
Cash and Cash Equivalents - End of Period	$4,210	$3,574

Supplemental Disclosure of Cash Flow Information
Interest Paid	-	-
Interest Expense	-	-
Income Taxes Paid	102,000	400,000

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

Segment Information :

The Company had revenue outside of the United States of $0 and $168,244 for the three months ended September 30, 2012 and 2011, respectively. The Company’s operations are organized into two reportable segments: Targeted Medical Pharma (“TMP”) and CCPI.

•	TMP : This segment includes PTL and LIS as described above. This segment develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property and is responsible for research and development relating to medical food products and the development of software used for the dispensation and billing of medical foods, generic and branded products. The TMP segment also manages contracts and chargebacks.

•	CCPI : This segment provides point-of-care dispensing solutions and billing and collections services. It is responsible for the research and development of billing software and methodologies and the customization of hardware that supports dispensing, billing and collection operations.

Segment Information for the three months ended September 30,

2012 (unaudited)	Total	TMP	CCPI
Gross Sales	$2,076,532	$1,812,306	$264,226
Gross Profit (Loss)	$960,236	$1,173,235	$(212,999)
Comprehensive Income (Loss)	$(1,241,443)	$(1,028,444)	$(212,999)
Total Assets	$11,063,776	$11,146,759	$(82,983)
less Eliminations	$-	$(82,983)	$82,983
Net Total Assets	$11,063,776	$11,063,776	$-

2011 (Unaudited and restated)	Total	TMP	CCPI
Gross Sales	$2,458,998	$2,359,493	$99,505
Gross Profit (Loss)	$1,705,480	$2,025,336	$(319,856)
Comprehensive Income (Loss)	$(1,282,998)	$(919,287)	$(363,711)
Total Assets	$7,627,293	$11,019,907	$(3,392,614)
less Eliminations	$-	$(3,424,405)	$3,424,405
Net Total Assets	$7,627,293	$7,595,502	$31,791

Segment Information for the nine months ended September 30,

2012 (unaudited)	Total	TMP	CCPI
Gross Sales	$4,899,943	$4,416,121	$483,822
Gross Profit (Loss)	$2,527,652	$3,407,379	$(879,727)
Comprehensive Income (Loss)	$(5,042,183)	$(4,162,456)	$(879,727)
Total Assets	$11,063,776	$11,146,759	$(82,983)
less Eliminations	$-	$(82,983)	$82,983
Net Total Assets	$11,063,776	$11,063,776	$-

2011 (Restated)	Total	TMP	CCPI
Gross Sales	$6,869,255	$6,390,818	$478,437
Gross Profit (Loss)	$4,903,342	$5,514,728	$(611,386)
Comprehensive Income (Loss)	$(2,809,393)	$(2,562,668)	$(246,725)
Total Assets	$7,627,293	$11,019,907	$(3,392,614)
less Eliminations	$-	$(3,424,405)	$3,424,405
Net Total Assets	$7,627,293	$7,595,502	$31,791

Note 2: Summary of Significant Accounting Policies

Going concern : – The 2011 audited consolidated financial statements were prepared on the basis that the Company would continue as a going concern. The Company has losses for the year ended December 31, 2011 totaling $4,177,050 as well as accumulated deficit amounting to $4,098,612. Further the Company appeared to have inadequate cash and cash equivalents of $147,364 as of December 31, 2011 to cover projected operating costs for the next 12 months. The loss for the nine months ended September 30, 2012 was $5,042,183, which increased the accumulated deficit to $9,140,795 As a result, the Company is dependent upon further financing including loans from related parties, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue business models.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and/or additional sales of its common stock, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams. There is no assurance that the Company will be successful in raising additional capital at terms acceptable to the Company.

Principles of consolidation : The consolidated financial statements include accounts of TMP and its wholly owned subsidiary, CCPI, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, TMP and CCPI share the common operating facility, certain employees and various costs. Such expenses are principally paid by TMP. Due to the nature of the parent and subsidiary relationship, the individual financial position and operating results of TMP and CCPI may be different from those that would have been obtained if they were autonomous.

Accounting estimates : The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents : The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.

Considerations of credit risk : Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.

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

Revenue Recognition :

Under the following revenue models product sales are invoiced upon shipment:

•	Physician Direct Sales Model (1% of revenue for the nine months ended September 30, 2012): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•	Distributor Direct Sales Model (30% of revenue for the nine months ended September 30, 2012): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

•	Physician Managed Model (46% of revenue for the nine months ended September 30, 2012): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the gross invoice amount less the applicable rapid pay discount offered in the product purchase agreement

•	Hybrid Model (13% of revenue for the nine months ended September 30, 2012): Under this model, a distributor purchase products from TMP and sell those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the net invoice amount.

In the nine months ended September 30, 2012 and 2011 the Company issued invoices to Physician Managed and Hybrid model customers aggregating $10,035,444 and $12,588,458, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with these revenues are expensed as incurred. Direct costs associated with these billings aggregating $1,008,742 and $876,090, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from customers under these business models when cash was collected aggregating $2,892,866 and $3,581,067 in the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the Company had contractual receivables from its Physician Managed and Hybrid model customers totaling $37,106,714 which are not reflected in the accompanying consolidated balance sheet as of such dates and will be recorded as revenue only when payment is received.

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

Impairment of long-lived assets : The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No asset impairment was recorded for the nine months ended September 30, 2012 or 2011.

Intangible assets : Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist the intangible assets are written down to fair value as required. No asset impairment was recorded for the nine months ended September 30, 2012 or 2011.

Fair value of financial instruments : The Company’s financial instruments are accounts receivable, accounts payable and notes payable. The recorded values of accounts receivable, accounts payable, and notes payable approximate their values based on their short term nature.

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 " Derivatives and Hedging – Contracts in Entity’s own Equity ". The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. As a result of the Company’s adoption of ASC topic 815-40, effective January 1, 2009 some of the Company’s warrants are now accounted for as derivatives. As of September 30, 2012, 1,158,981 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “derivative revaluation” on the consolidated statements of operations.

Income taxes : The Company determines its income taxes under the asset and liability method. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company currently has $37.1 million in unrecognized revenue which is based on the total discounted amounts owed to it by its PMM and Hybrid Model Customers. Although the uncertainties as to the timing and collectability of revenues derived from these models prevent the current recognition of revenue under ASC 605, the Company does estimate that it will collect sufficient revenues before the expiration of the net operating loss deductions. Thus the Company expects that it will utilize the existing net operating losses against future income taxes and therefore a valuation allowance against the Deferred Tax Asset-Long Term is not deemed necessary as of the date of the financial statements.

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

	September 30, 2012	September 30, 2011
Options shares excluded	2,018,444	933,091

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

Reclassification :

Certain accounts in the prior-year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Note 3: Stock Based Compensation

For the nine months ended September 30, 2012 and 2011, the Company recorded compensation costs for options and stock grants amounting to $662,981 and $661,750 respectively. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital. No tax deduction is allowed for incentive stock options (ISO). Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

The fair value of options granted in the nine months ended September 30, 2012 was determined using the following assumptions:

•	Volatility factors of 91-97% were based on similar companies;
•	Expected terms of 5 years based on one-half of the average of the vesting term and the ten year expiration of the option grant;
•	A dividend rate of zero; and
•	The risk free rate was the treasury rate with a maturity of the expected term (0.62% to 1.05%).

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price

Outstanding at January 1, 2011	566,424	$2.11
Options granted during 2011	1,382,538	$2.96
Options exercised during 2011	0
Options forfeited during 2011	365,871	$2.62
Outstanding at December 31, 2011	1,583,091	$2.73
Exercisable at December 31, 2011	1,147,909	$2.49
Options granted during 2012	435,353	$1.06
Options exercised during 2012	0
Options forfeited during 2012	0
Outstanding at September 30, 2012	2,018,444	$2.37
Exercisable at September 30, 2012	1,669,303	$2.48

The following table summarizes the status of the Company’s aggregate non-vested shares:

	Number of Non-vested Shares	Weighted Average fair Value at Grant Date

Non-vested at December 31, 2010	206,310	$1.07
Granted in 12 months ended December 31, 2011	1,382,538	$2.10
Forfeited in 12 months ended December 31, 2011	365,871	$1.76
Vested in 12 months ended December 31, 2011	941,599	$1.61
Non-vested at December 31, 2011	435,182	$1.66
Exercisable at December 31, 2011	1,147,909	$1.30
Outstanding at December 31, 2011	1,583,091	$1.40
Granted in nine months ended September 30, 2012	435,353	$0.43
Forfeited in nine months ended September 30, 2012	-	$-
Vested in nine months ended September 30, 2012	521,394	$1.08
Non-vested at September 30, 2012	349,141	$0.93
Exercisable at September 30, 2012	1,669,303	$1.24
Outstanding at September 30, 2012	2,018,444	$1.19

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

The fair value of warrants issued in connection with certain loans made by related parties during the three months ended September 30, 2012 was determined using the Black Scholes Option Pricing Model with the following assumptions:

•	Stock price of $0.61
•	Exercise price of $1.00
•	Volatility factor of 91% based on similar companies;
•	Expected term of 5 years based on the term of the warrant;
•	A dividend rate of zero; and
•	The risk free rate of .90-1.05%

The following table summarizes the status of the Company’s outstanding warrants

		Number of	Exercise	Expiration
Issue Date	Issued to	Warrants	Price	Date

08/19/11	EC and WS Family Trust	43,568	$3.38	08/19/16
09/01/11	EC and WS Family Trust	23,237	$3.38	09/01/16
09/23/11	EC and WS Family Trust	15,104	$3.38	09/23/16
09/28/11	EC and WS Family Trust	58,091	$3.38	09/28/16
10/17/11	EC and WS Family Trust	50,296	$3.38	10/17/16
10/20/11	EC and WS Family Trust	36,982	$3.38	10/20/16
11/08/11	EC and WS Family Trust	35,503	$3.38	11/08/16
11/22/11	EC and WS Family Trust	41,420	$3.38	11/22/16
12/07/11	EC and WS Family Trust	34,024	$3.38	12/07/16
01/04/12	EC and WS Family Trust	8,876	$3.38	01/04/17
01/18/12	EC and WS Family Trust	7,396	$3.38	01/18/17
01/19/12	EC and WS Family Trust	29,586	$3.38	01/19/17
01/31/12	EC and WS Family Trust	59,172	$3.38	01/31/17
02/01/12	EC and WS Family Trust	73,964	$3.38	02/01/17
02/15/12	EC and WS Family Trust	59,172	$3.38	02/15/17
02/29/12	EC and WS Family Trust	71,006	$3.38	03/01/17
03/15/12	EC and WS Family Trust	22,189	$3.38	03/15/17
03/28/12	EC and WS Family Trust	44,379	$3.38	03/28/17
06/22/12	EC and WS Family Trust	250,000	$1.00	04/11/17
06/22/12	EC and WS Family Trust	100,000	$1.00	04/19/17
06/22/12	EC and WS Family Trust	200,000	$1.00	04/26/17
06/22/12	EC and WS Family Trust	150,000	$1.00	05/02/17
06/22/12	EC and WS Family Trust	110,000	$1.00	05/10/17
06/22/12	EC and WS Family Trust	220,000	$1.00	05/24/17
06/22/12	EC and WS Family Trust	190,000	$1.00	05/25/17
06/22/12	EC and WS Family Trust	175,000	$1.00	06/13/17
06/27/12	EC and WS Family Trust	220,000	$1.00	06/27/17
07/05/12	EC and WS Family Trust	95,000	$1.00	07/05/17
09/26/12	Fred Sahakian	25,000	$1.00	09/26/17
09/26/12	AFH Holding and Advisory, LLC	1,038,981	$1.00	09/26/17
		3,487,946

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

Note 4:  Notes Payable – Related Parties

The following table summarizes the status of the Company’s outstanding notes

			Note	Interest	Date
Date	Issued to		Amount	Rate	Payable

01/31/11	EC and WS Family Trust (a)	(d)	$293,334	6.00%	On Demand	(b)
01/31/12	Giffoni Family Trust	(d)	$146,666	6.00%	12/1/2012	(b)
05/04/11	EC and WS Family Trust		$200,000	3.25%	On Demand
05/04/11	Giffoni Family Trust		$100,000	3.25%	5/4/2016
06/12/12	EC and WS Family Trust	(c)	$200,000	3.25%	On Demand
06/12/11	Giffoni Family Trust	(c)	$100,000	3.25%	6/12/2016
06/18/11	EC and WS Family Trust		$150,000	3.25%	On Demand
08/19/11	EC and WS Family Trust		$150,000	3.95%	On Demand
09/01/11	EC and WS Family Trust		$80,000	3.95%	On Demand
09/23/11	EC and WS Family Trust		$52,000	3.95%	On Demand
09/28/11	EC and WS Family Trust		$200,000	3.95%	On Demand
10/17/11	EC and WS Family Trust		$170,000	3.95%	On Demand
10/20/11	EC and WS Family Trust		$125,000	3.95%	On Demand
11/08/11	EC and WS Family Trust		$120,000	3.95%	On Demand
11/22/11	EC and WS Family Trust		$140,000	3.95%	On Demand
12/07/11	EC and WS Family Trust		$115,000	3.95%	On Demand
01/04/12	EC and WS Family Trust		$30,000	3.95%	On Demand
01/18/12	EC and WS Family Trust		$25,000	3.95%	On Demand
01/19/12	EC and WS Family Trust		$100,000	3.95%	On Demand
01/31/12	EC and WS Family Trust		$200,000	3.95%	On Demand
02/01/12	EC and WS Family Trust		$250,000	3.95%	On Demand
02/15/12	EC and WS Family Trust		$200,000	3.95%	On Demand
02/29/12	EC and WS Family Trust		$240,000	3.95%	On Demand
03/15/12	EC and WS Family Trust		$75,000	3.95%	On Demand
03/28/12	EC and WS Family Trust		$150,000	3.95%	On Demand
04/11/12	EC and WS Family Trust		$250,000	3.95%	On Demand
04/19/12	EC and WS Family Trust		$100,000	3.95%	On Demand
04/26/12	EC and WS Family Trust		$200,000	3.95%	On Demand
05/02/12	EC and WS Family Trust		$150,000	3.95%	On Demand
05/10/12	EC and WS Family Trust		$110,000	3.95%	On Demand
05/24/12	EC and WS Family Trust		$220,000	3.95%	On Demand
05/25/12	EC and WS Family Trust		$190,000	3.95%	On Demand
06/13/12	EC and WS Family Trust		$175,000	3.95%	On Demand
06/27/12	EC and WS Family Trust		$220,000	3.95%	On Demand
07/05/12	EC and WS Family Trust		$95,000	3.95%	On Demand
07/20/12	AFH Holding and Advisory, LLC		$335,448	8.50%	7/20/2014
			$5,657,448

	Current		$5,122,000
	Long-term		$535,448
	Less Unamortized discount		$(171,452)
	Net Long-term		$363,996

(a) Elizabeth Charuvastra and William Shell Family Trust

(b) or on consumation of the Company’s initial public offering

(c) On December 12, 2010, the Company issued a promissory note to the Targeted Medical Pharma, Inc. Profit Sharing Plan (the “Plan”) in the amount of $300,000 (the “Plan Note”).  The note bears interest at a rate of 8.0 percent per annum and was payable on June 12, 2011. On June 12, 2011, the Company, the Plan, William E. Shell, Elizabeth Charuvastra, Kim Giffoni, the EC and WS Family Trust and the Giffoni Family Trust entered into an agreement  (the “Note Agreement”) pursuant to which the Plan assigned the Plan Note to Dr. Shell, Ms. Charuvastra and Mr. Giffoni in an amount of $100,000 each.  Moreover, pursuant to the Note Agreement, each of Dr. Shell and Ms. Charuvastra assigned their respective interests in the Plan Note to the EC and WS Family Trust.  In accordance with the Note Agreement, in connection with the assignments, the Plan Note was amended to extend the maturity date to December 15, 2015 and to reduce the interest rate from 8.0% per annum to 3.25% per annum.  The Company issued new notes to each of the WC and WS Family Trust (in the amount of $200,000) and to Mr. Giffoni (in the amount of $100,000) to memorialize the amendments pursuant to the Note Agreement.

(d) On January 31, 2011, the Company issued promissory notes to each of William Shell, our Chief Executive Officer, Chief Scientific Officer, interim Chief Financial Officer and a director, Elizabeth Charuvastra, our Chairman, Vice President of Regulatory Affairs and a director, and Kim Giffoni, our Executive Vice President of Foreign Sales and Investor Relations and a director, in an aggregate amount of $440,000.  The notes bear interest at a rate of 6% per annum and are payable on the earlier of December 1, 2012 or the consummation of the Company’s initial public offering.

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

On July, 20,2012 $585,448 due AFH was converted from an accrued expense to a note payable. That amount was reduced to $335,448 by a prior payment that had been classified as a prepaid expense. Amounts due AFH resulting from this transaction totaling $335,448 and $602,948 as of September 30, 2012 and December 31, 2011 respectively are reflected in Notes Payable-Related Parties: Long-term and Other Amounts due to Related Parties respectively for the two periods.

Note 7: Subsequent Events

Since September 30, 2012, the EC and WS Family Trust has made additional loans to the Company in the aggregate amount of $132,000. In connection with such loans, the Company issued to the EC and WS Family Trust five year demand notes bearing interest at 3.95 percent per annum.

On October 1, 2012 Ronald W. Rudolph resigned as Chief Financial Officer of the Company in order to pursue other interests.

On October 12, 2012 the Company commenced trading of its common stock on the OTCBB under the symbol TRGM

Note 8: Restatement

The Company restated its previously issued consolidated financial statements to correct its error in the application of an accounting principal concerning revenue recognition. Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of four years to collect, it was determined that these revenues did not meet the criteria for recognition in accordance with ASC 605, Revenue Recognition. These revenues are required to be recorded when collectability is reasonably assured, which in the case of this business model, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice. We have recorded revenues for the three and nine months ended September 30, 2012 on this basis and restated revenues for the three months and nine months ended September 30, 2011. The effect of the restatement on results of operations and financial position as of and for the three and nine months ended September 30, 2011 were as follows:

	As
	Previously
	Reported	Restatement		Restated
	30-Sep-11	Adjustment		30-Sep-11
Accounts Receivable-Net of Allowance for Doubtful Accounts	$29,709,282	$(28,803,246)	1)	$879,036
Allowance for Doubtful Accounts	(771,016)	771,016	1)	-
Deferred Tax Asset - Short Term	560,738	(348,981)	2)	211,757
Prepaid Taxes	-	567,301	1)	567,301
Total Current Assets	30,865,353	(28,611,926)		2,253,427
Long-term accounts receivable	2,123,011	(2,123,011)	1)	-
Deferred Tax Asset-Long Term	421,089	1,817,186	2)	2,238,275
Total Assets	36,545,044	(28,917,751)		7,627,293
Taxes Payable	7,246,631	(7,246,631)	2)	-
Deferred Tax Liability - Current	1,288,278	(1,218,630)	2)	69,648
Total Current Liabilities	14,327,100	(8,465,263)		5,861,837
Deferred Income Taxes	2,422,759	(1,586,651)	2)	836,108
Total Liabilities	16,749,859	(10,051,914)		6,697,945
Retained Earnings (Accumulated Deficit)	16,138,091	(18,865,837)		(2,727,746)
Total Shareholders’ Equity	19,795,185	(18,865,837)		929,348
Total Liabilities and Shareholder Equity	36,545,044	(28,917,751)		7,627,293

Three Months ended	30-Sep-11	Adjustment		30-Sep-11

Product Sales	5,059,906	(2,700,413)	3)	2,359,493
Selling, General and Administrative	3,113,310	-	4)	3,113,310
Income Taxes	980,319	(980,319)	2)	-
Deferred Income Tax (Benefit)	(545,238)	(213,933)	2)	(759,171)
Net Income (Loss)	223,163	(1,506,161)		(1,282,998)
Comprehensive Income (Loss)	223,163	(1,506,161)		(1,282,998)
Basic Earnings (Loss) per Share	$0.01	$(0.07)		$(0.06)
Diluted Earnings (Loss) per Share	$0.01	$(0.07)		$(0.06)

Nine Months ended	30-Sep-11	Adjustment		30-Sep-11

Product Sales	15,357,960	(8,967,142)	3)	6,390,818
Selling, General and Administrative	8,965,207	(291,036)	4)	8,674,171
Income Taxes	2,627,680	(2,627,680)	2)	-
Deferred Income Tax (Benefit)	(880,387)	(780,079)	2)	(1,660,466)
Net Income (Loss)	2,451,763	(5,257,947)		(2,806,184)
Comprehensive Income (Loss)	2,448,554	(5,257,947)		(2,809,393)
Basic Earnings (Loss) per Share	$0.11	$(0.24)		$(0.13)
Diluted Earnings (Loss) per Share	$0.11	$(0.24)		$(0.13)

1) To restate Accounts Receivable and related accounts for the removal of Q3 2011 and historical unrecognized revenues.

2) To restate Income Taxes to reflect the affect of the change in unrecognized revenues.

3) To restate Product Sales for the removal of Q3 2011 unrecognized revenues.

4) To restate Operating Expenses for the removal of Q3 2011 Bad Debt Expense associated with the removal of Q3 2011 unrecognized revenues.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our Annual Report on Form 10-K/A, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Inability to raise sufficient additional capital to operate our business;
•	Adverse economic conditions;
•	the commercial success and market acceptance of any of our products;
•	the maintenance of our products in the FDA National Drug Code database;
•	the timing and outcome of clinical studies;
•	the outcome of potential future regulatory actions, including inspections from the FDA;
•	unexpected regulatory changes, including unanticipated changes to workers compensation state laws and/or regulations;
•	the expectation that we will be able to maintain adequate inventories of our commercial products;
•	the results of our internal research and development efforts;
•	the adequacy of our intellectual property protections and expiration dates on our patents and products;
•	the inability to attract and retain qualified senior management and technical personnel;
•	the potential impact, if any, of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 on our business;
•	Inability to develop other product candidates; and
•	other specific risks referred to in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A.

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

RECENT HIGHLIGHTS OF THE COMPANY UPDATE

•	Expansion of private insurance market business;
•	Publication of the results of double blind randomized controlled clinical trials in peer-reviewed journals;
•	Publication of a pharmacoeconomic analysis of Theramine versus Non steroidal anti-inflammatory drugs
•	Allowance of our billing patent related to point of care physician and medications
•	Submission of four new patent applications related to the oral stimulation of stem cells

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Three Months ended September 30, 2012 and 2011

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months ended September 30, 2012 and 2011

	Three Months		Three Months
	September 30,		September 30,
			Restated
		% of		% of
	2012	Sales	2011	Sales
Revenues:
Product Sales	$1,812,306	87.3%	$2,359,493	96.0%
Service Revenue	264,226	12.7%	99,505	4.0%
Total Revenue	2,076,532	100.0%	2,458,998	100.0%

Cost of Product Sold	639,071	30.8%	334,157	13.6%
Cost of Services Sold	477,225	23.0%	419,361	17.0%
Total Cost of Sales	1,116,296	53.8%	753,518	30.6%

Total Gross Profit	960,236	46.2%	1,705,480	69.4%

Operating Expenses:
Research and Development	36,816	1.8%	50,600	2.1%
Selling, General and Administrative	2,431,049	117.0%	3,113,310	126.6%
Total Operating Expenses	2,467,865	118.8%	3,163,910	128.7%
Net Income (Loss) before Other Income	(1,507,629)	-72.6%	(1,458,430)	-59.3%
Other Income and Expense
Interest Income (Expense)	(326,587)	-15.7%	(583,739)	-23.7%
Derivative Revaluation	10,777	0.5%	-	0.0%
Grant Income		0.0%		0.0%
Investment Income	-	0.0%	-	0.0%
Total Other Income	(315,810)	15.2%	(583,739)	-23.7%

Net Income (Loss) before Taxes	(1,823,439)	-87.8%	(2,042,169)	-83.0%
Income Taxes	-	0.0%	-	0.0%
Deferred Income Tax (Benefit)	(581,996)	-28.0%	(759,171)	-30.9%
Net Income (Loss) before Comprehensive Income	(1,241,443)	-59.8%	(1,282,998)	-52.1%
Unrealized Gain or (Loss) on Investments	-	0.0%	-	0.0%
Reclassification for losses included in Net Income	-	0.0%	-	0.0%
Comprehensive Income (Loss)	$(1,241,443)	-59.8%	$(1,282,998)	-52.1%

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

Total revenue for the three months ended September 30, 2012 decreased $382,466, or 15.6%, to $2,076,532, from the restated amount of $2,458,998 for the three months ended September 30, 2011. Product revenue decreased $547,187, or 23.2%, from the restated prior year $2,359,493 to $1,812,306, primarily due to decreased collections in our PMM and Hybrid businesses resulting from a decrease in product shipments and claims filed. PMM and Hybrid revenues are based on payments received regardless of when the original invoice and shipment occurred. Product revenue for the respective periods is further described in the following schedule:

Product Revenues

	Three Months ended	September 30,		September 30,
		2012		2011
	Revenue
	Recognition		% of		% of
	Basis		Sales		Sales
PMM/Hybrid	cash	1,338,789	73.9%	1,500,130	63.6%
Direct/Distributor	accrual	473,517	26.1%	895,489	38.0%
Credits			0.0%	(36,126)	-1.5%
Total		1,812,306	100.0%	2,359,493	100.0%

Service revenue increased $164,721 or 165.5%, from $99,505 in the three months ended September 30, 2011 to $264,226 in the three months ended September 30, 2012 due to increased collections primarily because we increased our collections staff, and outsourced a portion of our collection activity and we increased the billing service fee percentage by CCPI, our billing and claims collection subsidiary. Starting with the quarter ended September 30, 2011 we decreased the CCPI fee charged to physician clients from 20 percent to a range of 5 to 10 percent as a courtesy under our billing and collection services. During the three months ended September 30, 2012 we increased the average fee charged to our CCPI customers.

Cost of Products Sold

The cost of products sold increased $304,914, or 91.2%, from $334,157 in the three months ended September 30, 2011 to $639,071 in the three months ended September 30, 2012 and the percentage of cost of product sold to product revenue increased from 14.2% for the three months ended September 30, 2011 to 35.3% for the three months ended September 30, 2012. This increase includes $278,724 reflecting prior errors in accounting for a product return in connection with an advanced purchase for a pending contract which did not come to fruition. Due to the change in revenue recognition policy costs of products shipped are a period expense while revenue is recognized on payment under our PMM and Hybrid Models.

Cost of Services Sold

The cost of services sold for the three months ended September 30, 2012 increased $57,864, or 13.8%, from $419,361 for the three months ended September 30, 2011 to $477,225 for the three months ended September 30, 2012 and the percentage cost of service sold to service revenue decreased from 421.4% to 180.6% in those periods. These costs increased primarily because we increased our collections staff, and outsourced a portion of our collection activity. While expenses are recognized in the period incurred, the fee charged by CCPI is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods. Starting with the quarter ended September 30, 2011 we decreased the CCPI fee charged to physician clients from 20 percent to a range of 5 to 10 percent as a courtesy under our billing and collection services. During the three months ended September 30, 2012 we increased the average fee charged to our CCPI customers.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 decreased $696,045 or 22.0%, to $2,467,865 from $3,163,910 for the three months ended September 30, 2011 but increased from 128.7% of revenue to 118.8% of revenue because of higher operating expenses relative to revenue. Operating expenses consist of research and development expense and selling, and general and administrative expenses. The decrease in operating expenses is described below under Selling, General and Administrative Expense.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2012 decreased $13,784, or 27.2%, to $36,816 from $50,600 for the three months ended September 30, 2011. The level of expense varies from year to year depending on the number of clinical trials that we have in progress. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling, General and Administrative Expense

Selling, general and administrative expense, including salaries, wages and benefits, facility expenses, professional fees, marketing, office expenses, and travel and entertainment expense for the three months ended September 30, 2012 decreased $682,261 or 21.9%, to $2,431,049 from $3,113,310 for the three months ended September 30, 2011. The decrease in general and administrative expense was primarily due to the fact that the three months ended September 30, 2011 included a one-time charge of $675,000 for compensation expense in connection with the death of our former Chairman Elizabeth Charuvastra and to and lower professional fees and costs associated with the filing of our registration statement which statement was withdrawn in June of 2012,.

Interest Expense

Interest expense for the three months ended September 30, 2012 was $326,587 compared with $583,739 for the three months ended September 30, 2011. Interest expense includes a non-cash charge of $60,637 for interest on notes payable to related parties and $171,680 discount on warrants issued to related parties. The year earlier amount included interest and penalties in connection with our originally filed 2010 income tax returns. In June of this year we amended those returns based on a change in our revenue recognition policy and if the IRS and the California Franchise Tax Board accept these amended returns we expect to receive refunds of all payments made in connection with our 2010 returns.

Derivative Revaluation

During the three months ended September 30, 2012 , we issued 1,158,981 warrants to purchase our common stock at an exercise price $1.00 that contained ratcheting provisions. The ratcheting provisions of these warrants created a derivative liability under ASC 815-40, Derivatives and Hedging.  Accordingly, the value of this beneficial conversion feature has been classified as a derivative liability on the accompanying balance sheet.  On a quarterly basis, the value of the beneficial conversion feature is adjusted and reflected in the statement of operations as “Derivative Revaluation” under “Other Income and Expense” and as “Derivative Liability” on the balance sheet. As of September 30, 2012, the aggregate value of the Derivative Liability associated with the above warrants amounted to $426,625.  The initial aggregate Derivative Liability value upon the issuance dates amounted to $437,402.  Derivative Revaluation income was $10,777 for the three months ended September 30, 2012.

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

We had no current income tax expense for the three months ended September 30, 2012 and September 30, 2011. Deferred income tax benefit for the three months ended September 30, 2012 decreased $177,175 or 23.3%, to $581,996 from $759,171 for the three months ended September 30, 2011.

Net Loss

Net Loss for the three months ended September 30, 2012 was $1,241,443 compared to net loss of $1,282,998 for the three months ended September 30, 2011. The decreased loss was primarily due to lower operating expenses, partially offset by lower revenues.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED , 2012 AND 2011

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF INCOME

Nine Months ended September 30, 2012 and 2011

	Nine Months		Nine Months
	September 30,		September 30,
			Restated
		% of		% of
	2012	Sales	2011	Sales
Revenues:
Product Sales	$4,416,121	90.1%	$6,390,818	93.0%
Service Revenue	$483,822	9.9%	$478,437	7.0%
Total Revenue	4,899,943	100.0%	6,869,255	100.0%

Cost of Product Sold	$1,008,742	20.6%	$876,090	12.8%
Cost of Services Sold	$1,363,549	27.8%	$1,089,823	15.9%
Total Cost of Sales	2,372,291	48.4%	1,965,913	28.6%

Total Gross Profit	2,527,652	51.6%	4,903,342	71.4%

Operating Expenses:
Research and Development	$94,089	1.9%	$119,720	1.7%
Selling, General and Administrative	$7,209,421	147.1%	$8,674,171	126.3%
Total Operating Expenses	7,303,510	171.2%	8,793,891	128.0%
Net Income (Loss) before Other Income	(4,775,858)	-97.5%	(3,890,549)	-56.6%
Other Income and Expense
Interest Income (Expense)	(2,269,244)	-46.3%	(583,739)	-8.5%
Derivative Revaluation	10,777		-
Investment Income	-	0.0%	7,638	0.1%
Total Other Income	(2,258,467)	-46.1%	(576,101)	-8.4%

Net Income (Loss) before Taxes	(7,034,325)	-143.6%	(4,466,650)	-65.0%
Deferred Income Tax (Benefit)	(1,992,142)	-40.7%	(1,660,466)	-24.2%
Net Income (Loss) before Comprehensive Income	(5,042,183)	-102.9%	(2,806,184)	-40.9%
Unrealized Gain or (Loss) on Investments
Reclassification for losses included in Net Income	-	0.0%	(3,209)	0.0%
Comprehensive Income (Loss)	$(5,042,183)	-102.9%	$(2,809,393)	-40.9%

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

Total revenue for the nine months ended September 30, 2012 decreased $1,969,312, or 28.7%, to $4,899,943, from the restated amount of $6,869,255 for the nine months ended September 30, 2011. Product revenue decreased $1,974,697, or 30.9%, from the restated prior year $6,390,818 to $4,416,121, primarily due to decreased collections in our PMM and Hybrid businesses resulting from reduced product shipments and fewer claims filed. PMM and Hybrid revenues are based on payments received regardless of when the original invoice and shipment occurred. Product revenue for the respective periods is further described in the following schedule:

	Nine Months ended	September 30,		September 30,
		2012		2011
	Revenue
	Recognition		% of		% of
	Basis		Sales		Sales
PMM/Hybrid	cash	2,892,866	65.5%	3,683,209	57.6%
Direct/Distributor	accrual	1,523,255	34.5%	2,809,752	44.0%
Credits		-	0.0%	(102,142)	-1.6%
Total		4,416,121	100.0%	6,390,819	100.0%

Service revenue increased $5,385 or 1.1%, from $478,437 in the nine months ended September 30, 2011 to $483,822 in the nine months ended September 30, 2012 due to an increase collections primarily because we increased our collections staff, and outsourced a portion of our collection activity and we increased the billing service fee percentage by CCPI, our billing and claims collection subsidiary which was offset by lower collection volume. Starting with the quarter ended , 2011 we decreased the CCPI fee charged to physician clients from 20 percent to a range of 5 to 10 percent as a courtesy under our billing and collection services. During the three months ended September 30, 2012 we increased the average fee charged to our CCPI customers.

Cost of Products Sold

The cost of products sold increased $132,652, or 15.1%, from $876,090 in the nine months ended September 30, 2011 to $1,008,742 in the nine months ended September 30, 2012 and the percentage of cost of product sold to product revenue increased from 13.7% for the nine months ended September 30, 2011 to 22.8% for the nine months ended September 30, 2012. This increase includes $278,724 reflecting prior period adjustments due to errors in accounting for a product return in connection with an advanced purchase for a pending contract which did not come to fruition. Due to the change in revenue recognition policy costs of products shipped are a period expense while revenue is recognized on payment under our PMM and Hybrid .

Cost of Services Sold

The cost of services sold for the nine months ended September 30, 2012 increased $273,726, or 25.1%, from $1,089,823 for the nine months ended September 30, 2011 to $1,363,549 for the nine months ended September 30, 2012 and the percentage cost of service sold to service revenue increased from 227.8% to 281.8% in those periods due to higher costs and lower collections. These costs increased primarily because we increased our collections staff and outsourced a portion of our collection activity. While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods. Starting with the quarter ended September 30, 2011 we decreased the CCPI fee charged to physician clients from 20 percent to a range of 5 to 10 percent as a courtesy under our billing and collection services. During the three months ended September 30, 2012 we increased the average fee charged to our CCPI customers.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 decreased $1,490,381 or 16.9%, to $7,303,510 from $8,793,891 for the nine months ended September 30, 2011 but increased from 128.0% of revenue to 149.1% of revenue because of the higher expense in relation to revenue. Operating expenses consist of research and development expense and selling, and general and administrative expenses. The decrease in operating expenses is described below under Selling, General and Administrative Expense.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2012 decreased $25,631, or 21.4%, to $94,089 from $119,720 for the nine months ended September 30, 2011. The level of expense varies from year to year depending on the number of clinical trials that we have in progress. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling, General and Administrative Expense

Selling, general and administrative expense, including salaries, wages and benefits, facility expenses, professional fees, marketing, office expenses, and travel and entertainment expense for the nine months ended September 30, 2012 decreased $1,464,750 or 16.9%, to $7,209,421 from $8,674,171 for the nine months ended September 30, 2011. The decrease in general and administrative expense was primarily due to the fact that the nine months ended September 30, 2011 included a one-time charge of $675,000 for compensation expense in connection with the death of our former Chairman Elizabeth Charuvastra and to and lower professional fees and costs associated with the filing of our registration statement which statement was withdrawn in June of 2012 and lower expenses in connection with becoming a public company , and a decrease in legal fees.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was $2,269,244 compared with $583,739 for the nine months ended September 30, 2011. Interest expense for the nine months ending September 30, 2012 includes a non-cash charge of $135,939 for interest on notes payable to related parties and a non-cash charge of $2,039,575 for discounts on warrants issued to related parties. The year earlier amount included interest and penalties in connection with our originally filed 2010 income tax returns. In June of this year we amended those returns based on a change in our revenue recognition policy and if the IRS and the California Franchise Tax Board accept these amended returns we expect to receive refunds of all payments made in connection with our 2010 returns.

Derivative Revaluation

During the nine months ended September 30, 2012 , we issued 1,158,981 warrants to purchase our common stock at an exercise price $1.00 that contained ratcheting provisions. The ratcheting provisions of these warrants created a derivative liability under ASC 815-40, Derivatives and Hedging.  Accordingly, the value of this beneficial conversion feature has been classified as a derivative liability on the accompanying balance sheet.  On a quarterly basis, the value of the beneficial conversion feature is adjusted and reflected in the statement of operations as “Derivative Revaluation” under “Other Income and Expense” and as “Derivative Liability” on the balance sheet. As of September 30, 2012, the aggregate value of the Derivative Liability associated with the above warrants amounted to $426,625.  The initial aggregate Derivative Liability value upon the issuance dates amounted to $437,402.  Derivative Revaluation income was $10,777 for the nine months ended September 30, 2012.

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

We had no current income tax expense for the nine months ended September 30, 2012 and September 30, 2011. Deferred income tax benefit for the nine months ended September 30, 2012 increased $331,676 or 20.0%, to $1,992,142 from $1,660,466 for the nine months ended September 30, 2011.

Net Loss

Net Loss for the nine months ended September 30, 2012 was $5,042,183 compared to net loss of $2,809,393 for the nine months ended September 30, 2011. The increased loss was primarily due to lower revenues, partially offset by lower operating expenses.

FINANCIAL CONDITION

Our negative working capital of $9,261,674 as of September 30, 2012, increased by $4,678,098 from our December 31, 2011 working capital of $4,583,576. The larger negative balance was primarily due to the increase in notes payable to related parties and an increase in accounts payable and accrued expenses. Inventory increased by $358,381. Notes payable to related parties increased by $3,710,435 during the nine months ended September 30, 2012, and accounts payable and accrued expenses increased by $1,514,400.

Accounts Receivable

As a result of our change in revenue recognition policy, as of September 30, 2012 we have $37,106,714 in unrecorded revenues that potentially will be recorded as revenue by TMP in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. Except for collection expenses incurred by CCPI in future periods, all expenses associated with these unrecorded revenues including cost of products sold have already been reflected in our financial statements. In addition, due to loss carry forwards we should not incur current tax liabilities for a substantial portion of these unrecorded revenues.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through equity transactions and related party loans. As of September 30, 2012 our principal source of liquidity was potential related party loans. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2011 and 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. As of September 30, 2012 there is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams.

The Company continues to experience negative operating cash flow. Since July 1, 2011 the Company has supplemented the funding of its operations primarily through borrowings from a related party, the Elizabeth Charuvastra and William Shell Family Trust. Through November 7, 2012 these loans total $4,975,334 of which $3,112,000 have occurred since December 31, 2011. The Company continues to pursue additional sources of liquidity including asset-based loans and selective sale of some of the $37.1 million in invoices payable to the Company by our physician and distributor customers. We may also consider raising money through an equity transaction. Until and unless these efforts prove successful the Company will continue to rely on related party loans as a supplemental source of liquidity. There can be no assurance that future financing can be obtained on terms acceptable to the Company.

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

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, and did not pay the amounts stated and due. As of the date of this 10-Q, without taking into effect the expected filing of amendments to the tax returns to reflect the affects of the restatements noted below and elsewhere in this 10-Q, the Company would owe $3,592,828 in federal taxes and $946,582 in state taxes in respect of our 2010 tax returns. The Company subsequently entered into payment agreements with the Internal Revenue Service (the “IRS”) and the California Franchise Tax Board (the “CFTB”) but was unable to meet the terms of either plan. As a result of our failure to pay taxes due and to make all agreed-upon installment payments, the IRS filed a general lien against the Company on February 17, 2012. The IRS proposed monthly payments of $150,000 beginning on March 28, 2012 in order to avoid enforcement action against the Company. We failed to make a payment to the IRS on March 28, 2012 and have made no further payments to the IRS. The CFTB filed a “Final Notice Before Suspension/Forfeiture” on March 23, 2012 effective June 1, 2012, however the CFTB has not filed a lien against the Company and agreed to forestall action if the Company made monthly payments of $100,000 beginning on April 20, 2012. The Company made such payment. As a result of the restatement of our financial statements, which showed significantly reduced revenue for 2010, we filed amended federal and state tax returns showing that we have no liability for unpaid taxes to the IRS and CFTB. Since the filing of these returns amended tax returns, the collection and enforcement efforts by the IRS and CFTB have been suspended. These amended returns may result in protracted audits of the Company and there can be no assurance that either the IRS or the CFTB will accept our amendments or restart their collection and enforcement efforts. We have not received any notices regarding the status of the review of our amended tax returns. Until these returns are reviewed and resolved we will request and expect to receive further extension of the collection and enforcement efforts suspensions. We filed our 2011 income returns in September 2012. The IRS commenced its field audit of our 2010 income tax return on November 6, 2012.

Net cash used by operating activities for the nine months ended September 30, 2012 was $2,598,013 compared to $1,996,529 cash used by operating activities for the nine months ended September 30, 2011.

Net cash used by investing activities was $257,641 for the nine months ended September 30 , 2011 and $330,759 cash used by investing activities for the nine months ended September 30 , 2011.  During the nine months ended September 30, 2012 and 2011, we incurred internal software development costs for our PDRx claims management and collection system of $145,779 and $488,147, respectively and purchased property and equipment of $111,862 and $83,819 respectively. Historically, capital expenditures have been financed by cash from operating activities and related party loans. We sold $241,207 of investments in the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, we have received $2,980,000 in exchange for promissory notes issued to the EC and WS Family Trust of which Dr. Shell, our Chief Executive Officer is a trustee. Details of these loans are discussed above in Note 4.

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

Revenue Recognition

Under the following revenue models product sales are invoiced upon shipment:

•	Physician Direct Sales Model (1% of revenue for the nine months ended September 30, 2012): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•	Distributor Direct Sales Model (30% of revenue for the nine months ended September 30, 2012): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

•	Physician Managed Model (46% of revenue for the nine months ended September 30, 2012): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the gross invoice amount less the applicable rapid pay discount offered in the product purchase agreement

•	Hybrid Model (13% of revenue for the nine months ended September 30, 2012): Under this model, a distributor purchase products from TMP and sell those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received at the net invoice amount.

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

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No asset impairment was recorded at September 30, 2012 or at September 30, 2011.

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

Fair value of financial instruments :

The Company’s financial instruments are accounts receivable and accounts payable. The recorded values of accounts receivable and accounts payable approximate their values based on their short term nature.

Derivative Financial Instruments:

The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 " Derivatives and Hedging – Contracts in Entity’s own Equity ". The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. As a result of the Company’s adoption of ASC topic 815-40, effective January 1, 2009 some of the Company’s warrants are now accounted for as derivatives. As of September 30, 2012, 1,158,981 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “derivative revaluation” on the consolidated statements of operations.

Income taxes

The Company determines its income taxes under the asset and liability method. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company currently has $37.1 million in unrecognized revenue which is based on the total discounted amounts owed to it by its PMM and Hybrid Model Customers. Although the uncertainties as to the timing and collectability of revenues derived from these models prevent the current recognition of revenue under ASC 605, the Company does estimate that it will collect sufficient revenues before the expiration of the net operating loss deductions. Thus the Company expects that it will utilize the existing net operating losses against future income taxes and therefore a valuation allowance against the Deferred Tax Asset-Long Term is not deemed necessary as of the date of the financial statements.

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

At September 30,	2012	2011

Options outstanding	2,018,444	933,091

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2012.

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

Changes in Internal Controls over Financial Reporting

Our Chief Financial Officer (CFO) Ronald W. Rudolph resigned on October 1, 2012 to pursue other interests. Except as described below with respect to the Company’s restatement of its financial statements and the resignation of the Company’s CFO, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In-Process Remediation Actions to Address the Internal Controls Weaknesses

Management identified the following material weaknesses in the Company's internal control over financial reporting as of December 31, 2011, which continue to exist as of September 30, 2012:

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

The material weakness in the Company's internal control over financial reporting as of December 31, 2011 for the incorrect application of the accounting principal concerning revenue recognition was remedied when the Company restated its previously issued consolidated financial statements for the fiscal year ended 2010 to correct this error and prepared the fiscal year ended 2011 financial statements using the correct revenue recognition basis. The correct revenue recognition basis has also been applied consistently in fiscal 2012 and the Company intends to restate its interim financial statements for 2011.

In response to the identified material weaknesses described above, the Company is working on improving its control activities. Management believes that actions taken during the quarter ended September 30, 2012, along with other improvements not yet implemented, will address the material weaknesses in the Company's internal control over financial reporting described above.  Company management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting.

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

On November 13, 2012, William E. Shell, MD, the Company’s Chief Executive Officer, assumed the position of acting Chief Financial Officer, effective immediately.  He replaces Ronald W. Rudolph, former Chief Financial Officer, who resigned on October 1, 2012 to pursue other interests.  Please see our Current Report on Form 10-K, dated April 16, 2012 as amended July 16, 2012, for a description of Dr. Shell’s background.

Item 6.	Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer and acting Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins**	XBRL Instance Document
101.xsd**	XBRL Taxonomy Extension Schema Document
101.cal**	XBRL Taxonomy Calculation Linkbase Document
101.def**	XBRL Taxonomy Definition Linkbase Document
101.lab**	XBRL Taxonomy Label Linkbase Document
101.pre**	XBRL Taxonomy Presentation Linkbase Document

*	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

**	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2012.

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

