Form 10-K
period 2012-12-31
Targeted Medical Pharma, Inc.
filed 2013-04-01
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number: 000-53071

TARGETED MEDICAL PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5863618
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2980 Beverly Glen Circle, Suite 301, Los	90077
Angeles, CA
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding year (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2012 was $0

As of March 29, 2013 there were 23,011,782 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

TARGETED MEDICAL PHARMA, INC.

PART I

Item 1.	Business.

DESCRIPTION OF BUSINESS

Targeted Medical Pharma, Inc. is a specialty pharmaceutical company that develops and commercializes nutrient-based and pharmaceutical-based therapeutic systems. We began our operations as Laboratory Industry Services LLC, a Nevada limited liability company, which was founded in 1996 by Elizabeth Charuvastra, our former Executive Chairman and Vice President of Regulatory Affairs, and William E. Shell, MD, our Chief Executive Officer and Chief Scientific Officer. Laboratory Industry Services is an independent diagnostic testing facility. In 1999, Ms. Charuvastra and Kim Giffoni, our Executive Vice President of Foreign Sales and Investor Relations, co-founded Targeted Medical Foods, a California general partnership, which was converted into a California limited liability company in 2002, to develop medical food products. In 2003, Targeted Medical Foods formed Physician Therapeutics LLC, a Nevada limited liability company and a majority-owned subsidiary of Targeted Medical Foods, to distribute medical food products. In 2006, Targeted Medical Foods reorganized as a Delaware corporation and changed its name to Targeted Medical Pharma, Inc. Physician Therapeutics LLC and Laboratory Industry Services LLC became divisions of Targeted Medical Pharma, Inc. In 2007, we formed Complete Claims Processing Inc., a California corporation and our wholly-owned subsidiary, as a specialty billing and collection services company to provide billing and collection services relating to our products dispensed by physician clients and to physician clients of some of our distributors.

We develop and sell a line of patented prescription medical food products that are currently sold in the United States through a network of distributors and directly to physicians who dispense medical foods and other pharmaceutical products through their office practices. Our proprietary patented technology uses a five component system to allow uptake and use of important neurotransmitter precursors to produce the neurotransmitters that control autonomic nervous system function such as sleep and pain perception. The neurotransmitters addressed by our patents include nitric oxide, acetylcholine, serotonin, norepinephrine, epinephrine, dopamine and histamine. The technology addresses neuron specificity and elimination of attenuation, or tolerance that is characterized by the need for increased dosage. The combination of the neurotransmitters and their precise proportions allows for a wide range of products. There are seven issued patents and nine pending applications that cover aspects of the inventions.

We presently ship product to 34 states: Arkansas, Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Washington and Wisconsin, although the vast majority (84%) of our sales are in the state of California.

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

We distribute our products through an internal sales staff and a network of independent distributors to over 1,000 physicians in the United States. With recent reductions in physician reimbursements for medical services by Medicare, workers compensation and private insurance companies, many physicians are actively seeking additional sources of practice revenues. We act on behalf of the dispensing physician to secure contracts with third party payers and, through our proprietary patented software, can bill for dispensed drugs and medical food products. The average wholesale price (AWP) for medical food is set by us under the terms of our federal re-labeler license. The AWP price is the price billed to the physician and the insurance company. Certain applicable timely payment discounts and distributor discounts can reduce the net payable to us on behalf of the physician or distributor.

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

We have developed and marketed nine core medical foods and 48 convenience-packed therapeutic systems consisting of a medical food and a generic pharmaceutical, which physicians can prescribe and dispense together. Our nine medical foods and our 48 convenience-packed products are identified elsewhere in this Annual Report.

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

Each physician client purchases from us a “Thin Client” device directly connected to our servers. A “Thin Client” device is an internet portal terminal. It looks like a computer but has minimal memory and no hard drive. The “Thin Client” connects each physician to our central servers, on which all data concerning the physician’s dispensing and billing are kept. These central servers are used to serve multiple clients such that a change in our proprietary billing software will be reflected immediately on all “Thin Client” devices. This system also allows information to be delivered directly to us for purposes of future sales and educational content. Each physician’s use of controlled substances is documented and reported to the Drug Enforcement Administration as required by law. This system is covered by a patent application that we expect to mature into an issued patent in the near future. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. The following two patent applications for this process have been submitted: 1. US Pat. Application. No. 11/804,085 Filing date: May 17, 2007 Status: Request for Continued Examination and Response to office action filed on December 27, 2010. US Pat. No. 8,370,172 was issued February 5, 2013. 2. US Pat. Application. No. 12/966,720 Filing date: December 13, 2010 Status: The company received an office action and is preparing a response to the office action to be filed on or before April 7, 2013. The functional utility of this system is currently protected by the issued trade secret and by issued US Pat. No. 8,370,172 and this patent application and by US Pat. Application No. 13/759,007 filed February 4, 2013.

Additional patent applications for medical foods convenience-packed products are in the process of being written and filed. Specifically, Targeted Medical Pharma, Inc. has recently filed for three patent applications at the USPTO covering technology for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Specifically, these three patent applications cover compositions and methods for augmenting and sustaining amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Further, these three patent applications include additional disclosure covering other embodiments for stimulating in vivo differentiation of stem and progenitor cells to produce additional tissue and cell types. We are awaiting receipt of the examination results of these three patent applications from the USPTO, which we expect to receive with respect to each of the three applications on or before April 30, 2013.

Our Business Strategy

Our objective is to become a leading provider of solutions based on our patented therapeutic systems for improved patient outcomes and point-of-care tools designed to automate the physician’s work flow.

Our strategy to achieve this objective includes the following:

•	Accelerating sales of our medication management solutions through expansion of marketing efforts, conversion of traditional dispensing-only physician clients to the PDRx system and development of strategic alliances with physician practice management system vendors and managed care organizations.

•	Increasing customer utilization of our medication management products to enhance the patient care and practice revenue for physicians through a combination of quality customer service, physician and ancillary staff education and development of specific disease management solutions.

Distinguishing Characteristics of Our Products and Services

•	Proprietary medical food and medical food convenience packs therapeutic systems

o	We sell nine core medical food products using patented technology that uses amino acids to produce and modulate neurotransmitters in specific diseases. Convenience packs contain a pharmaceutical and a medical food product as a therapeutic system.

•	Development of practice-specific formularies

o	Each medical practice is involved in the management of patients with specific diseases. A formulary of medical food products and pharmaceutical therapies is developed for specific individual medical practices.

•	Branded and generic pharmaceuticals

o	We manage the ordering, delivery, dispensing and tracking of branded and generic pharmaceuticals in each physician client’s practice.

•	PDRx medication management solutions

o	PDRx is our proprietary computer program used to facilitate and track dispensed medical food and drug products in a physician client’s practice. PDRx facilitates a physician client’s management of inventory and the dispensing physician is alerted to replenish products as necessary.

•	Claims processing to insurance payers on behalf of customer physicians

o	Complete Claims Processing Inc. (CCPI) is our wholly-owned subsidiary that manages the billing of our medical food and drug products to third party payers on behalf of a physician client or a physician client of a distributor utilizing CCPI’s billing and collection services.

•	Claims collection management

o	CCPI manages the collections on claims submitted to third party payers on behalf of a physician client or a physician client of a distributor utilizing CCPI’s billing and collection services.

•	Physician reporting and accounts receivable management

o	We submit a monthly report to each dispensing physician client that includes information about submitted claims and reimbursements received.

o	We provide physician client’s with electronic access to a drug knowledge database with comprehensive, up-to-date clinical and pricing information. This is important at point-of-care to determine what drugs and medical foods are covered under a specific insurance plan and the amount of co- payment and/or patient responsibility.

•	Physician and ancillary staff education

o	We maintain a Medical Science Liaison department to inform physician clients on the appropriate use of our medical food products and to teach ancillary staff the correct procedures for storing pharmaceutical products at the point-of-care site

•	Controlled substance reporting in California

o	In California all physicians who dispense Schedule II, Schedule III, and Schedule IV controlled substances must provide the dispensing information to the Department of Justice on a weekly basis through the Controlled Substance Utilization Review and Evaluation System (CURES). We track this dispensing history in our PDRx software and file the CURES report on behalf of the physician client.

Business Organization

We have three principal business operations, one of which is a wholly-owned subsidiary and two of which are divisions, organized as follows:

Physician Therapeutics (PTL)

PTL is a division of our company and distributes proprietary medical foods and generic and branded pharmaceuticals to dispense in Arkansas, Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Washington and Wisconsin, although the vast majority (84%) of our sales are in the state of California.

Laboratory Industry Services (LIS)

LIS is a division of our company and is certified by the Center for Medicare and Medicaid Services (CMS) as an “Independent Diagnostic Testing Facility” that performs the technical analysis of certain diagnostic procedures in both the clinical setting and as a Core Laboratory for research applications. Founded in 1996, LIS has developed proprietary software applications for measuring autonomic nervous system function. These systems have been used in the development of our products to provide measurable physiological end points that ensure safety and efficacy during product development. LIS represents less than 0.1% of TMP revenue.

Complete Claims Processing, Inc. (CCPI)

CCPI is our wholly-owned subsidiary. CCPI provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance, workers compensation and Medicare claims. CCPI bills for medical foods, generic pharmaceuticals and branded pharmaceuticals that PTL sells. Neither PTL nor CCPI produce generic or branded pharmaceuticals. CCPI bills for all products that have recognized and appropriately registered NDC numbers.

Background of Physician Dispensing of Pharmaceuticals

In a March 2009 study by Wolters Kluwer Pharma Solutions, Inc. found that the rate of unfilled prescriptions has increased, from both denials and abandonment. Health plan denials of commercial prescription claims in 2009 were 8.1% for new prescriptions and 4.2% for refills; denials of new brand name drug prescriptions (10.3% in 2009) were down 1.4% from 2008, but were up 22.5% since 2006 (denials are prescriptions that have been submitted to a pharmacy but rejected by a patient’s health plan). Abandoned prescriptions (those that are submitted to a pharmacy but are never picked up) as a percent of commercial prescription drug claims were 6.3% for new prescriptions and 2.6% for refills in 2009; for new brand name prescriptions, the abandonment rate was up 23% from 2008 and up 68% from 2006. Together, health plan denials and patient abandonment resulted in 14.4% of all new, commercial plan prescriptions going unfilled in 2009, up 5.5% from 2008. A 2009 study by Wolters Kluwer Pharma Solutions, Inc. found that the cost of drug-related morbidity, including poor adherence (not taking medication as prescribed by doctors) and suboptimal prescribing, drug administration, and diagnosis, is estimated to be as much as $289 billion annually, about 13% of total health care expenditures. The barriers to medication adherence are many: cost, side effects, the difficulty of managing multiple prescriptions, patients’ understanding of their disease, forgetfulness, cultural and belief systems, imperfect drug regimens, patients’ ability to navigate the health care system, cognitive impairments, and a reduced sense of urgency due to asymptomatic conditions. Wolters Kluwer Pharma Solutions, Inc., Pharma Insight 2009: Patients take More Power Over Prescription Decisions (March 2010).

Physician dispensing envisages a dual role for the physician - prescribing medication and dispensing medicines to patients at “point-of-care.” The conventional role of the physician is the prescription of medicine that is subsequently dispensed at a pharmacy. Although this physician-dispensing concept is currently being followed by a mere 10% of physicians in the country, it is gaining momentum because of the inherent benefits to both physicians and patients. A 1989 report by the Office of the Inspector General entitled “Physician Drug Dispensing, An Overview of State Regulation” indicated that approximately 5% of physicians in the United States dispensed drugs at the point of care. In a report entitled Physician Dispensing Market Overview, Knowledge Source Inc. estimates that the percentage of physicians selling prescription medication to their patients could grow from its current less than 10% to 25% in the next five to ten years. The benefits of point-of-care dispensing to physicians and patients are set forth below.

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

Benefits of Physician Dispensing:

•	Increased Practice Revenue

•	Reduced Pharmacy Callback: In a March 2002 article in Pharmaceutical Executive entitled Tipping the Balance of Power With Digital Patient Information, Mary Johnston Turner cites a 1999 Institute of Medicine study that estimated that every pharmacy call-back cost physician practices $5 - $7 to pull and review the chart and return the call. With the average physician writing 30 prescriptions and handling approximately 30 requests for refills a day, the dollars add up quickly. Ms. Turner noted that, with only 15 call-backs per day that amounts to over $25,000 of expense. These costs and time losses can be reduced with physician dispensing.

•	Improved Patient Care and Patient Compliance: Writing and dispensing errors will be reduced. The compliance rate of patients receiving prescriptions filled at the point-of-care and taking the medicines as directed will improve. The overall health care costs will be reduced with improved compliance. An article entitled “Medication Compliance Research: Still So Far to Go”, which was published in the Summer 2003 issue of the Journal of Applied Research, discusses how the active involvement of patients and physicians in the medication process can improve compliance. When the physician has first-hand knowledge of patient compliance with medications, modifications to drug regime can be made to reduce harmful drug side effects.

•	Reduction of Adverse Drug Events: Illegible writing of prescriptions, unclear abbreviations, unclear or inappropriate dosages, and unclear telephone/verbal orders cost primary care practices a large sum of money as overheads and these can be avoided with physician dispensing of medications. In a 2006 IOM Report entitled Preventing Medication Errors 2006, the authors indicated that, by writing prescriptions electronically, doctors and other providers can avoid many of the mistakes that accompany handwritten prescriptions, as electronic processing ensures that all the necessary information is provided and legible.

•	Increased Convenience: It is more convenient for the patients as they will not need to drive to the pharmacy and wait for dispensing of the prescription. Patients can receive their medication at the point-of-care with physician dispensing and save time spent on commuting and waiting at the pharmacy. This will be especially convenient for the disabled, elderly patients and parents with sick children.

•	Lower Cost Substitution: Since physicians are aware of the costs of different medications, they can make substitutions on-the-spot for needy patients, or if a particular medication is not available. Pharmacists on the other hand would have to call the physician and wait for the physician to call back to approve any change required. This loss of vital time can be avoided with physician dispensing.

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

Recent research has shown that a number of diseases are associated with metabolic imbalances and that patients in treatment have specific nutritional requirements. Some examples are osteoporosis and osteopenia, insomnia, IBS, and heart disease. Many older Americans have or will develop chronic diseases that are amenable to the “therapeutic,” dietary management benefits of medical foods. Medical foods help address these diseases and conditions in a drug-free way with food-based ingredients, yet are a medical product taken under supervision by a physician. The term “medical foods” does not pertain to all foods fed to sick patients. Medical foods are foods that are specially formulated and processed (as opposed to a naturally occurring foodstuff used in a natural state) for the patients who is seriously ill or who requires the product as a major treatment modality according to FDA regulations.

Medical foods consist of “natural” ingredients very similar to dietary ingredients used in supplements: vitamins, minerals, botanicals, and amino acids. They are the same constituents that occur naturally, but in a medical-foods formula are in concentrated, “therapeutic” amounts - beyond simply modifying or augmenting the diet. Medical foods are intended for a vulnerable population suffering from a particular chronic disease and so have special, extra-rigorous guarantees of safety. All ingredients must be GRAS (Generally Recognized As Safe) or be FDA-approved food additives. Medical foods are taken under the supervision of a physician who monitors and adjusts the food ‘dosage.’ In addition, under FDA guidelines and the one regulation, even though pre-market FDA approval is not required for a medical food, the official requirements and responsibilities for the manufacturer, in terms of safety, are greater than for supplements, including solid scientific support for the formula as a whole. For these reasons, medical foods have greater guarantees of efficacy than dietary supplements.

Dietary supplements are beneficial for maintaining good health, but cannot treat or even manage any disease or abnormal condition. Medical foods can help bridge the gap for older patients who may need more than supplements to stay healthy, but may not want to take prescription drugs, or add to the Rx or OTC drugs they are already taking. More and more information is available to MDs about medical foods and how to use them to help patients. Of note is a recent online piece written by Richard Isaacson, assistant professor of neurology and medicine at the University of Miami, Miller School of Medicine. In ‘Medical Foods: Overview of an Emerging Science,' Isaacson said, “Medical foods offer physicians an additional tool for approaching and managing various medical conditions. They can help improve the symptoms and/or slow the progression of a specific chronic condition, and they are complementary to approved pharmacologic therapies.” Isaacson concluded by saying medical foods “represent an entirely different scientific and medical approach to managing diseases.” Medical Foods Boom Along with Baby Boomers, Susan D. Brienza, Esq., Functional Ingredients, Feb. 28, 2010.

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

In addition, we are developing our product candidates to complement certain methods for treating various conditions. If those methods change, it is likely that the demand for our services and product candidates would significantly decline or cease altogether. The development of new or superior competing technologies or products, or a change in the methodology of treating the ailments that our products address, could affect our competitive position and harm our business. Moreover, these competitors may offer broader product lines and have greater name recognition than us and may offer discounts as a competitive tactic.

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

Private Insurance

The private insurance market covers most Americans who are employed along with their families.  Employers either provide insurance to their employees or individuals will purchase insurance from a variety of private companies including Blue Cross/Blue Shield, Aetna, Cigna, Anthem and others.  Pharmacy benefits are administered through PBM’s which are either part of the insurance company or administered through an independent company.  Each PBM maintains formularies which determine which products are covered and therefore eligible for payment. Some plans have “open formularies” which allow payment for most products including medical foods.  These are usually provided by either large employers or unions to their members.  If the pharmacy plan denies payment for the medical foods, the corresponding medical plan then can be billed for payment. Payment usually occurs within 30 days of billing and an increasing percentage of private insurance plans now pay for our medical foods

Medicare

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

Medicaid

Medicaid is the joint federal-state program that pays for medical assistance to 60 million low-income individuals and is the major source of outpatient pharmacy services to the nonelderly low-income population. Although prescription drugs is an optional service, all state Medicaid programs cover prescription drugs for most beneficiary groups, although there are important differences in state policies with regard to copayments, preferred drugs, and the number of prescriptions that can be filled. Since January 1, 2006, states have been required to make payments to Medicare to help finance Medicare drug coverage for those who are dually eligible for both Medicare and Medicaid. We currently intend to enter the Medicaid marketplace through our proprietary billing system provided by CCPI.

Workers’ Compensation

The workers’ compensation market operates differently than the Medicare and commercial insurance markets. Injured workers are covered, in general, by state-administered workers’ compensation policies. The workers may select their own physician. Initial claims for reimbursement of professional and prescription expenses can be paid within 45 days but many claims are subject to a long collection cycle that may last in excess of five years. CCPI maintains an active claims submission and collection department. In 2009, according to National Council of Compensation Insurance, the national premium for workers compensation carriers was $34 billion.

While ultimate collectability of workers’ compensation claims is very high, most workers’ compensation claims are denied on first claim attempt and can take from 45 days to in excess of five years from the initial submission of a claim to collect. The initial denial begins a process of correspondence designed to clear denial objections, submission of workers’ compensation lien filings against insurer settlements on behalf of physicians and settlement hearings, which denial and appeal process is more thoroughly described elsewhere in this report. Approximately 25% of claims are settled within one year of claim billed date and approximately 50% cumulatively are settled within four years of claim billed date. The majority of claims outstanding over four years are still active. Due to the uncertainty as to the timing and the amount of claims settlement and collections we do not recognize revenue until cash is received. Cash received and revenue recognized in any given year for PMM and Hybrid customers is comprised of collections on claims from that year and all prior years as applied to outstanding invoices.

Highlights of Growth Strategy

We believe that we can grow our business using the following strategies:

•	Expand workers compensation marketplace first in California and then nationally.

•	Penetrate the large private insurance market nationally focusing on markets with substantial PPO and private markets.

•	Penetrate the Medicare marketplace, concentrating on patients with advantage plans and supplemental Medicare policies.

•	Penetrate the Medicaid marketplace which will become the largest patient population under Obama care.

•	Leverage proprietary technology to create, distribute, market, and provide insurance reimbursement for prescription products that encompass prescription medical food, convenience-packed pharmaceutical products and generic and branded drugs.

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

•	Expand internal sales distributions and expand the Physician Office Distribution (POD) while adding mail-order pharmacies for physicians who do not wish to dispense

The POD channel sells directly to physicians, who profit by prescribing and dispensing medical foods products, convenience packs and generic and branded pharmaceuticals. Current pricing pressure on healthcare insurance reimbursements has made physicians extremely receptive to carrying our products, which, in addition to their therapeutic value and scientifically-validated efficacy, provide much desired additional income for the physician. We believe a large number of physicians do not want to directly dispense to patients but are receptive to prescribing side effect free medications through both mail-order pharmacies and conventional pharmacy distribution systems

•	Nursing Homes.

The Company entered into a distribution agreement in August 2011 with Kalisthenics, Inc., which agreement was amended in September 2011 that calls for an initial minimum annual purchase of $8 million of the Company’s medical food products for sale to nursing homes on an exclusive basis in California. The agreement has an initial term of five years and can be renewed for an additional five years. Exclusivity is contingent on the distributor meeting the annual minimum purchase amount. The product discounts specified in the agreement are contingent on timely payment for all products shipped and invoiced. If such payments are not made per terms specified in the agreement the discounts will not apply and product pricing will be based on the Company’s published average wholesale price (“AWP”). In November 2011 this agreement was assigned to JI Medical, Inc. (doing business as Ramat Medical). As to date, the minimum purchase amount per the agreement had not been met, but TMP has not exercised its rights under the contract to terminate exclusivity. The Company anticipates that the contract will perform once the enteral nutrition products are introduced in the second quarter of 2013 (for further explanation, see below).

On April 6, 2012, TMP entered into an agreement with Rx Meds LLC for sales of TMP products in Long Term Care facilities in 9 states: NY, NJ, CT, PA, MA, IL, OH, TX and FL. Rx Meds will act as exclusive independent brokers paid on a commission basis. Rx Meds commission is based on the price the product is sold, with a minimum net revenue to TMP after payment of all Medicare/Medicaid rebate fees and commissions. The agreement does not preclude distributors from selling product in the nine states to customers. Rx Meds may also work as brokers in other states with the exception of California, but on a nonexclusive basis. To date, payment by Medicare Part D has been delayed.  There is a cumbersome reimbursement process for non-covered Medicare drugs.  The Company is utilizing that system for obtaining approval of its products.  The Company’s success rate is approximately 50% of claims that have gone through the entire process.  Until this process is more consistent, the performance of the long term care contract will be delayed.

In addition, the Company is in final stages of completing prototype systems for the administration of the Company’s TCT technology as powdered forms without capsules. These products are designed for enteral nutrition through use of feeding tubes. These products will be dispensed per 100 calories and will be billed under part B Medicare. The Company anticipates introduction of these products in the second quarter of 2013. Existing codes and formulary price structures exist under part B Medicare. There are existing codes for the payment of powders in long term care facilities using feeding tubes.  The codes and prices are set and utilized by multiple other companies.  It is anticipated that the Company’s new version of powdered TCT products will not experience problems with Medicare Part D reimbursement.

•	Military (Wounded Warriors, hospitals, VA).

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

In addition, the Company has initiated studies with the military joint command for use of the products within the active duty military. These protocols involve acute and chronic back pain. Narcotic use within the military is increasing because of these back pain syndromes and a side effect free back pain product would have substantial use within the military community. The protocols will be performed at Fort Bragg and Fort Hood. The Company has been approved for the federal fee schedule including both codes and pricing. A sales force is being established to market to establish veterans hospitals and active duty military hospitals.

•	Expand international sales through partners and distributors.

As of the date hereof, we have not made any international sales through partners and distributors. We currently market four products into Japan and have recently signed an exclusive distribution agreement for the sale of our proprietary products into the Middle East region.

•	Expand our reach into the PPO insurance and Medicare markets.

We have been heavily reliant on the worker’s compensation insurance market that provides reimbursement through both distributors and internally-managed physician accounts. Payment protocols under the workers compensation system delay payment up to five years or longer for reimbursement. The Medicare and private insurance markets generally reimburse in 20 to 60 days from the date that the bill is submitted, which would improve cash flow considerably. The market for patients with private insurance and Medicare is dramatically larger than the workers compensation market alone.

•	Clinical Trials.

As additional clinical trials are conducted to support the scientific basis of prescribing our products in conjunction with generic and branded pharmaceuticals we plan to demonstrate the ability to increase effectiveness, reduce total cost of treatment, and reduce the attenuation of drugs while reducing the dangerous side effects of some drugs. It is estimated that more than 130 convenience-packed products can be created based on current products. The patent application for convenience packed products cites 136 different variations. In 2010 we were awarded three grants under the U.S. Government’s Qualifying Therapeutic Discovery Project (QTDP) program established under Section 48D of the Internal Revenue Code. Our grant awards were specifically related to the applications submitted for our research and development efforts addressing the nutritional management of diseases with safe, therapeutic formulations sourced from bioactive compounds and co-administered with generic drugs.

The Andrews Research Institute is conducting a double-blind, placebo controlled, investigator initiated study on Theramine in patients after knee arthroscopy for chondroplasty, to determine if Theramine can reduce use of narcotics post surgical intervention. Dr. Gabriel Halperin is near completion of an open label study of Percura in the treatment of peripheral neuropathy. An open-label study examining the efficacy of ESS-1818 in the treatment of chronic anemia has been initiated, with other trials contemplated for this product starting in the second quarter of 2013. Several other institutions have applied for investigator initiated grants in the areas of fibromyalgia, chronic pain, and migraine prevention which are being evaluated by the company at this time.

•	Enforcement of the Company’s patent on billing systems

In February 2013, the Company was issued patent number 8,370,172 that covers the use of the physician identification number NPI in conjunction with a unique physician’s identification number that allows billing by computer systems using these unique identification numbers. The Company is developing a plan for enforcement of this issued patent. The patent may cover a large percentage of the 10 billion prescriptions dispensed in the United States each year. The Company’s strategy will initially focus on physicians that directly dispense products to patients and those physicians’ billing companies.  Following this initial strategy, the Company may expand its enforcement to the other point-of-care physicians and billing systems.” The Company is exploring direct infringers who may have been knowingly violating the patent application during the post-publication timeframe. The size and scope of this business is currently under exploration. The patent covers dispensing of medical foods, convenience kits and pharmaceuticals as prescribed by point of care physicians.

•	Stem cell related products

The Company has developed a nutrient-based system for stimulation of the bodies progenitor stem cell systems and filed patent applications for the general system and individual products. The initial products include stimulation of red blood cell progenitor cells, neurons, insulin producing progenitor cells and testosterone producing progenitor cells. The nutrient-based systems will be marketed as medical foods. The first initial prototype has been test marketed as a peripheral neuron stimulating system for use in diabetic neuropathy. Initial clinical trials have been performed. Two clinical trials have been performed in normal subjects for oral stimulation of red blood cells and progenitor red blood cells as measured by reticulocyte formation. A clinical trial is underway to assess red blood cell progenitor simulation in patients with chronic disease in including anemia of old age, AIDS and the anemia associated with malignancy. These products address large markets which are difficult to quantify at this time. The nutrient-based stimulation of stem cells does not require harvesting transformation and reinjection of transformed stem cells. The nutrient-based stimulation and transformation of stem cells contains an inhibitory off switch. It is anticipated that the red blood cell stimulating system will be available for marketing sometime in 2014.

Products and Services

Medical Foods

Medical foods are a distinct product category - different from both drugs and from dietary supplements - regulated by the FDA. The medical food category, defined by the Orphan Drug Act of 1988 and an FDA regulation, includes such criteria as: specially formulated, administered orally, with on-going physician supervision, and intended for patients with a disease or abnormal condition characterized by a distinctive nutritional requirement or metabolic imbalance. The precise statutory definition is as follows: “The term “medical food” means a food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.”

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

Medical foods must make a documented claim for the dietary management of a particular disease or condition, based on meeting the particular nutritional requirements of a specific. A medical food may not be intended for a condition that may be addressed by merely a change in the diet, e.g., a gluten-free diet for gluten sensitivity. Because they are highly specialized foods - and not dietary supplements - they are not exempt from the GRAS requirements The term GRAS means Generally Recognized as Safe. It is a term that the FDA uses to designate ingredients for food as safe for use without further testing or review. The FDA maintains lists of such GRAS ingredients both the form and dose. Ingredients in Medical Foods must be GRAS. Accordingly, all the ingredients in PTL products must be GRAS. This is the basis for the FDA’s position that medical foods do not require pre-approval. In addition, it is the GRAS designation that substantially reduces the development cost of PTL products. The largest proportion of expenditures for drug development is used to estimate safety since proving safety depends on the relative risk i.e. 1 in 100 adverse rate versus 1 in 1,000,000. Finding a 1 in 1,000,000 adverse event is very expensive but necessary if 20,000,000 people will take the drug. The primary ingredients in PTL products are amino acids that are GRAS. Thus, all of their ingredients must either have GRAS status or be FDA-approved food additives. Medical foods currently marketed in the United States include products for inborn errors of metabolism and nutrient management of such conditions as healing from burns, osteoporosis, AIDS, and kidney disease. In some cases a medical food may provide the sole nutrient/ food for a patient (e.g., a throat cancer victim). Medical foods are administered both in hospitals and in clinical practice, out-patient settings.

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

Medical foods do not require approval from the FDA before marketing, thereby reducing the entry cost significantly compared to pharmaceuticals using neurotransmitter mechanisms. We market our medical foods as prescription-only products, requiring a physician prescription. Our products cannot be marketed directly to consumers, but must - in contrast to over-the-counter products - have continuous physician supervision, which we enforce with our prescription-only labeling appellation, and sale and distribution only through physicians and pharmacies.

The manufacture of our medical foods is outsourced in its entirety to one manufacturer under a contract that was extended for an additional five years in December 2011. We currently market ten core medical food products listed below, each of which have a shelf life of three years.

Disease Management with Medical Foods
AppTrim	Metabolic Syndrome/ obesity
AppTrim-D	Metabolic Syndrome/obesity
GABAdone	Sleep Disorders associated with anxiety
Hypertensa	Hypertension
Lister-V	Viral infections
Sentra AM	Cognitive disorders/fatigue
Sentra PM	Sleep disorders associated with depression
Theramine	Pain disorders/Fibromyalgai
Trepadone	Osteoarthritis, joint disorders
Percura	Peripheral Neuropathy

Our product, Theramine accounted for more than 42% of sales in the year ended December 31, 2012 and 43% in the year ended December 31, 2011. Pain is a complex process that is mediated by neurotransmitters which transmit signals originating from a pain-inducing stimulus to specific centers in the brain where it is perceived. Pain is exacerbated by the presence of inflammation which increases sensitivity to pain-inducing stimuli. Patients with pain syndromes benefit from increased availability of the specific neurotransmitters involved in modulating the pain process complemented by antioxidants and anti-inflammatory agents that reduce inflammation. Theramine is formulated to provide specific neurotransmitters with well-defined roles in the modulation of pain and a blend of antioxidants, anti-inflammatory agents, and immunomodulators to moderate the effects of inflammation on the pain response.

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

These data indicate that Theramine is both a potent pain reduction agent and an inhibitor of inflammation. The double-blind placebo-controlled data show there is no significant side effects of Theramine. We also completed an analysis of gastrointestinal hemorrhage associated with Theramine administration. A significant complication of the use of non-steroidal anti-inflammatory agents such as naproxen and ibuprofen is gastrointestinal hemorrhage that are expensive to treat and can cause death. We have shown that in more than 63 million daily doses of Theramine alone or in combination with other pain agents such as non-steroidal anti-inflammatory agents there has not been a single reported case of gastrointestinal hemorrhage. The expected incidence of such events in this cohort would have been between 400 and 4000 gastrointestinal hemorrhages. The elimination or significant reduction of gastrointestinal hemorrhage when Theramine is used compared to use of non-steroidal anti-inflammatory agents such as naproxen and ibuprofen could significantly reduce health care costs.

In addition to Theramine, which is our leading product in terms of sale, the products Sentra PM and GABAdone that address chronic sleep disorders are second and third in terms of product sales. These two products elicit the production of serotonin, acetylcholine and GABA, the primary neurotransmitters responsible for the initiation and maintenance of sleep. The concentrations and proportion of the formula do not result in morning grogginess or memory loss common with the use of pharmaceutical sleep aids. A significant portion of Company sales arise from Sentra AM, a product that increases acetylcholine, the central neurotransmitter associated with alertness, cognitive function and memory. It is also a central neurotransmitter associated with amelioration of the symptoms of fibromyalgia.

Convenience-Packed Products

We have developed 48 convenience-packed products consisting of medical foods formulations and generic pharmaceuticals, which physicians can prescribe and dispense together to optimize drug dosages and achieve a therapeutic effect, while reducing drug side effects and costs. A convenience-packed product is a box containing a 30-day supply of a generic pharmaceutical and a 30-day supply of a medical food product. The box is appropriately labeled and contains separate plain-English inserts providing patient information about the generic pharmaceutical and the medical food. An example of a convenience kit is a box that contains Theramine 90 capsules and a separate bottle of Naproxen 250mg 30 tablets, both representing a month’s supply of product, with two separate bottles in a single box.

We supply physician clients with the components of the convenience packs and they can dispense the components packaged together to their patients. We provide our physician clients an appropriately labeled box containing the medical food product and a package insert. The physician purchases the pharmaceutical and assembles the convenience pack at the time of dispensing. The PDRx system prints the box label and patient instructions.

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

The results of one of the Theramine trials have been in the American Journal of Therapeutics online in November 2010 and in print March 2012. A pharmacoeconomic analysis of Theramine versus NSAID’s was published in the Journal of Pharmacy Research in May 2012. The results of a trial on Sentra pm in the Journal of Central Nervous System Disease in April 2012. Publication of other trial results are planned for the near future.

The results of a clinical trial on a stand-alone medical food product, GABAdone, were published in American Journal of Therapeutics in the March/April 2010 issue in an article titled “A Randomized, Placebo-Controlled Trial of an Amino Acid Preparation on Timing and Quality of Sleep.”

The following table illustrates our 48 convenience packs.

CONVENIENCE PACK	INDICATION	MEDICAL FOOD	GENERIC DRUG	BRAND NAME OF DRUG (FOR REFERENCE PURPOSES ONLY)
1 Appbutamone	Metabolic Syndrome	AppTrim	bupropion	Wellbutrin
2 Appbutamone - D	Metabolic Syndrome	AppTrim - D	bupropion	Wellbutrin
3 Appformin	Metabolic Syndrome	AppTrim	metformin	Glucophage
4 Appformin - D	Metabolic Syndrome	AppTrim - D	metformin	Glucophage
5 Gabavale-5	Sleep a/o Anxiety	GABAdone	diazepam	Valium
6 Gabazolamine	Sleep a/o Anxiety	GABAdone	alprazolam	*Xanax
7 Gabazolpidem-5	Sleep a/o Anxiety	GABAdone	zolpidem	Ambien
8 Gabazolamine-0.5	Anxiety	GABAdone	alprazolam	*Xanax
9 Gabitidine	Sleep a/o Anxiety w/GI	GABAdone	ranitidine	Zantac
10 Gaboxetine	Sleep a/o Anxiety	GABAdone	fluoxetine	Prozac
11 Hypertenevide-12.5	Heart Failure/Hypertension	Hypertensa-90	carvedilol	Coreg
12 Hypertenipine-2.5	Hypertension	Hypertensa-90	amlodipine	Norvasc
13 Hypertensolol	Hypertension	Hypertensa-90	metoprolol	Lopressor

14 Lytensopril	Hypertension	Hypertensa	lisinopril	Zestril
15 Lytensopril-90	Hypertension	Hypertensa-90	lisinopril	Zestril
16 Prazolamine	Muscle Spasms	Theramine	carisoprodol	Soma
17 Rimantalist	Viral Infection	Lister V	rimantadine	Flumadine
18 Senophylline	Cognitive Disorders	Sentra AM	theophylline	Quibron-T
19 Sentradine	Sleep a/o Depression w/GI	Sentra PM	ranitidine	Zantac
20 Sentraflox AM-10	Mood Disorders	Sentra AM	fluoxetine	Prozac
21 Sentralopram AM-10	Depression	Sentra AM	citalopram	Celexa
22 Sentravil PM-25	Sleep a/o Depression	Sentra PM	amitriptyline	Elavil
23 Sentrazolam AM-0.25	Anxiety/Mood Disorders	Sentra AM	alprazolam	*Xanax
24 Sentrazolpidem PM-5	Sleep a/o Depression	Sentra PM	zolpidem	Ambien
25 Sentroxatine	Sleep a/o Depression	Sentra PM	fluoxetine	Prozac
26 Strazepam	Sleep a/o Anxiety	Sentra PM	temazepam	Restoril
27 Therabenzaprine-60	Muscle Spasms	Theramine	cyclobenzaprine	Flexeril
28 Therabenzaprine-90	Muscle Spasms	Theramine	cyclobenzaprine	Flexeril
29 Therabenzaprine-90-5	Muscle Spasms	Theramine	cyclobenzaprine	Flexeril
30 Theracodeine-300	Pain	Theramine	codeine/acetaminophen	Tylenol #3
31 Theracodophen-Low-90	Pain	Theramine	hydrocodone/acetaminophen	Vicodin 5
32 Theracodophen-325	Pain	Theramine	hydrocodone/acetaminophen	Norco - 10
33 Theracodophen-650	Pain	Theramine	hydrocodone/acetaminophen	Lorcet
34 Theracodophen-750	Pain	Theramine	hydrocodone/acetaminophen	Vicodin ES
35 Therafeldamine	Inflammation and Pain	Theramine	piroxicam	Feldene
36 Therapentin-60	Nerve Pain	Theramine	gabapentin	Neurontin 300
37 Therapentin-90	Nerve Pain	Theramine	gabapentin	Neurontin 300
38 Theraprofen-60	Inflammation and Pain	Theramine	ibuprofen	Motrin 600
39 Theraprofen-90	Inflammation and Pain	Theramine	ibuprofen	Motrin 600
40 Theraprofen-800	Pain	Theramine	ibuprofen	Motrin
41 Theraproxen	Inflammation and Pain	Theramine	naproxen	Naprosyn
42 Theraproxen-90	Inflammation and Pain	Theramine	naproxen	Naprosyn
43 Theraproxen-500	Inflammation and Pain	Theramine	naproxen	Naprosyn
44 Theratramadol-60	Pain	Theramine	tramadol	Ultram
45 Theratramadol-90	Pain	Theramine	tramadol	Ultram
46 Trazamine	Sleep a/o Depression	Sentra PM	trazadone	Desyrel
47 Trepoxen-250	Osteoarthritis	Trepadone	naproxen	Naprosyn
48 Trepoxicam-7.5	OA/ Rheumatoid Arthritis	Trepadone	meloxicam	Mobic

PDRx Software Dispensing Program

We have developed a proprietary computer-based dispensing solution that facilitates physician dispensing, provides inventory control and regulatory reporting. The dispensed products include medical foods and generic pharmaceuticals. The proprietary system, “PDRx,” is based on a cloud computing system that directly communicates dispensing data from the physicians’ offices to our management servers. Cloud computing is a technology that uses the internet and central remote servers to maintain data and applications. Cloud computing allows businesses to use applications without installation and access files at any computer with internet access. This technology allows for much more efficient computing by centralizing storage, memory, processing and bandwidth while remaining in compliance with all laws and regulations relating to protected health information.

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

Billing and Collections

CCPI is our wholly-owned subsidiary that provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance, Medicare, and workers’ compensation insurance. CCPI retains a percentage of all collections made for claims made on behalf of physicians in accordance with our billing services agreement and recognizes revenue upon collection of the claim. CCPI’s billing and collection services aid the physician in obtaining reimbursement for dispensed products. The physician is entitled to the residual amount of a claim after deducting CCPI’s fee and TMP’s product invoice. This business model allows physicians to participate in the revenue stream from dispensing of pharmaceuticals. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. The following two patent applications for this process have been submitted:

1. US Pat. Application. No. 11/804,085 Filing date: May 17, 2007 Status: Request for Continued Examination and Response to office action filed on December 27, 2010. US Pat. No. 8,370,172 was issued February 5, 2013.

2. US Pat. Application. No. 12/966,720 (pending) Filing date: December 13, 2010 Status: The company received an office action and is preparing a response to the office action to be filed on or before April 7, 2013. The functional utility of this system is currently protected by trade secret and by issued US Pat. No. 8,370,172 and this patent application and by US Pat. Application No. 13/759,007 filed February 4, 2013.

On November 20, 2012 TMP entered into an agreement with Cambridge Medical Funding Group to assign physicians account receivables under California Workman’s Compensation. Subject to physician’s approval, Cambridge will pay 23% of California Work Comp Fee Schedule on all approved claims within 5 days of claim receipt. TMP will take the cost of product and billing fee out of the payment with the remainder, if any, remaining for the physician. After Cambridge has collected 38% of billed amounts, the remaining amount will be split 75/25 in favor of the physicians. TMP will withhold any further unpaid costs and the rest will go to the physician. Under this model, physicians will be paid on every dispensement rather than having to wait until claims are paid. In addition, TMP is paid for all products within 2 weeks of the doctor dispensing product. Physicians have the option of remaining on the traditional physician managed model or switching to the new model. The Cambridge Medical Funding Group agreement allows for payment within 7-10 days for all products dispensed and billed for participating doctors in California Workman’s Compensation. The agreement between Cambridge Medical Funding Group and the Company contains a 30-day termination clause within the first 6 months that either party can exercise.  It is possible that either party may cancel the agreement, which could adversely affect the Company’s cash flow and revenue.

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

LIS receives insurance reimbursement from private insurance and Medicare specifically for the technical component of the analysis of each test when tests are performed for patients referred from clinical practice. When LIS contracts with research facilities, a set price is agreed upon prior to the start of each study reflecting the complexity and data analysis of each study. Recently, LIS has performed a large study for the Veteran’s Administration examining autonomic nervous system activity in Gulf War veterans. The result of a similar study performed by us on Gulf War I veterans was published in the American Journal of Medicine in October 2004. Revenues from the LIS division were insignificant in 2012 and 2011.

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

Technology and Intellectual Property

Proprietary Technology

The proprietary Targeted Cellular Technology ® (“TCT”) platform allows reduced concentrations of amino acids to generate effective amounts of nerve and brain cell messengers, known as neurotransmitters, to target specific cells in the body to optimize cell function. Amino acids are the building blocks of protein that allow the body to produce these neurotransmitters that regulate most bodily functions. Increasing the body’s own neurotransmitter production allows for improved sleep function, improved cognitive function, mitigation of pain, blood pressure regulation, improved lung function, appetite regulation and amelioration of complex medical syndromes with minimal potential for adverse effects. Our medical food products have effects similar to drugs in addressing the specific accelerated nutritional requirements of diseases. These products can be administrated alone or with traditional pharmaceuticals under medical supervision. Six years of clinical use and three double blind clinical trials have demonstrated that the adjunctive use of a medical food product with a traditional pharmaceutical can provide optimum drug dose that conforms to the lowest FDA labeled dose. We have received six patents on the TCT process, one on the CCPI claims billing and processing of medication claims by point-of-care physicians technology, and nine pending patent applications covering our TCT technology and CCPI claims billing and processing of medication claims by point-of-care physicians technology, and we maintain trademarks, trade secrets, and proprietary methods, as further set forth below.

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

The Company filed three patent applications at the USPTO covering technology for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Specifically, these three patent applications cover compositions and methods for augmenting and sustaining amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Further, these three patent applications include additional disclosure covering other embodiments for stimulating in vivo differentiation of stem and progenitor cells to produce additional tissue and cell types. Additionally, the Company has recently filed a continuation patent application claiming benefit to the original CCPI claims billing and processing of medication claims by point-of-care physicians patent application to seek allowed claims for additional systems and methods directed to this technology. Further, the Company has recently filed a pending patent application covering additional embodiments of the CCPI claims billing and processing of medication claims by point-of-care physicians technology. This patent application claims priority benefit to the recently issued patent technology contained in issued US Pat. No. 8,370,172.

We currently own, or have exclusive rights to, the following issued patents and pending patent applications:

Pat. No./App. Serial No.	Title	Owner	Product(s)/Product Candidate(s)	Expiration
7,674,482 (USA)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	Targeted Medical Pharma, Inc.	Medical foods for producing acetylcholine and serotonin for improved sleep	3/22/2026
7,601,369 (USA)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for enhancing epinephrine and norepinephrine neurotransmitter activity	8/27/2022
7,595,067 (USA)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for stimulating nitric oxide production and white blood cell production for improved antiviral activity	8/27/2022
7,582,315 (USA)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for enhancing serotonin neurotransmitter activity	8/27/2022
7,585,523 (USA)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for enhancing acetylcholine neurotransmitter activity	8/27/2022
8,370,172 (USA)	System and method for submitting medication claims by point-of-care physicians	Targeted Medical Pharma, Inc.	CCPI claims billing and processing of medication claims by point-of-care physicians	4/2/2032
4719832 (Japan)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Composition for stimulating nitric oxide production and white blood cell production in order to produce antiviral activity	8/18/2023
03791695.4 (Europe pending)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for enhancing neurotransmitter activity	N/A (1)
2010-79658 (Japan pending)	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Omnibus claim commensurate with specification	N/A (2)
07753759.5 (Europe pending)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	Targeted Medical Pharma, Inc.	Composition for use in a method for the treatment of viral infections by stimulating nitric oxide and white blood cell production	N/A (3)
2009-501565 (Japan pending)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	Targeted Medical Pharma, Inc.	Medical food for enhancing neurotransmitter activity	N/A (4)

Pat. No./App. Serial No.	Title	Owner	Product(s)/Product Candidate(s)	Expiration
12/966,720 (USA pending)	System and methods for submitting medication claims by point-of-care physicians	Targeted Medical Pharma, Inc.	CCPI claims billing and processing of medication claims by point-of-care physicians	N/A(5)
13/759,007 USA pending)	System and methods for submitting medication claims by point-of-care physicians	Targeted Medical Pharma, Inc.	CCPI claims billing and processing of medication claims by point-of-care physicians	N/A(6)
2003/025955 PCT	Composition and method to augment and sustain neurotransmitter production	Targeted Medical Pharma, Inc.	Method for enhancing acetylcholine neurotransmitter activity. Method for enhancing epinephrine and norepinephrine neurotransmitter activity. Method for enhancing serotonin neurotransmitter activity.	N/A (7)
2007/007157 PCT	Composition and method for potentiating pharmaceuticals with amino acid based medical foods	Targeted Medical Pharma, Inc.	Medical foods for producing acetylcholine and serotonin for improved sleep.	N/A (8)
13/115,963 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce red blood cells.	N/A (9)
13/115,965 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce growth hormone.	N/A (10)
13/115,967 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce testosterone.	N/A (11)
2012/ PCT	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce red blood cells.	N/A(12)
2012/ PCT	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce growth hormone.	N/A(13)
2012/ PCT	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	Targeted Medical Pharma, Inc.	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce testosterone.	N/A(14)

(1)	The Company’s foreign counsel in Europe report that the patent application is in good order, but that they are unable to provide a timeframe for the examination of this patent application at this time.

(2)	The Japanese Patent Office (“JPO”) has issued an office action at this time and it is being translated presently. A response will be timely filed.

(3)	The Company’s foreign counsel in Europe report that the patent application is in good order, but that they are unable to provide a timeframe for the examination of this patent application at this time.

(4)	The Japanese Patent Office (“JPO”) has issued an office action at this time and it is being translated presently. A response will be timely filed.

(5)	A request to reconsider current USPTO decision will be filed by April 7, 2013. This patent application contains method claims relating to the CCPI claims billing and processing of medication claims by point-of-care physicians technology.

(6)	This patent application was filed on February 4, 2013 and is a continuation patent application of the issued parent patent application (U.S. Pat. No. 8,370,172). It contains computer system and method claims that claim priority to the parent patent application. It also claims priority benefit to the parent patent application filing date.

(7)	This PCT patent application is abandoned. All desired national and regional patent applications claiming benefit to this PCT patent application have been filed and are listed above.

(8)	This PCT patent application is abandoned. All desired national and regional patent applications claiming benefit to this PCT patent application have been filed and are listed above.

(9)	The Company expects to receive a communication from the USPTO on or before April 30, 2013

(10)	The Company expects to receive a communication from the USPTO on or before April 30, 2013

(11)	The Company expects to receive a communication from the USPTO on or before April 30, 2013

(12)	PCT patent application including claims of pending US Patent Application No. 13/115,963. National and/or regional phase patent applications to be filed based on this PCT patent application by November 25, 2013.

(13)	PCT patent application including claims of pending US Patent Application No. 13/115,965. National and/or regional phase patent applications to be filed based on this PCT patent application by November 25, 2013.

(14)	PCT patent application including claims of pending US Patent Application No. 13/115,967. National and/or regional phase patent applications to be filed based on this PCT patent application by November 25, 2013.

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

We currently own, or have exclusive rights to, the following registered trademarks:

Registered Trademarks

Registration No./ Serial No.	Mark	Owner	Product(s)/Product Candidate(s)
3010777	TARGETED CELLULAR TECHNOLOGY	Targeted Medical Pharma, Inc.	Medical foods for enhancing neurotransmitter production
3053172	PHYSICIAN THERAPEUTICS	Targeted Medical Pharma, Inc.	Medical foods
3156064	APPTRIM	Targeted Medical Pharma, Inc.	AppTrim-D
3515912	THERAMINE	Targeted Medical Pharma, Inc.	Theramine
3569823	SENTRA AM	Targeted Medical Pharma, Inc.	Sentra AM
3569826	SENTRA PM	Targeted Medical Pharma, Inc.	Sentra PM

Registration No./ Serial No.	Mark	Owner	Product(s)/Product Candidate(s)
3569829	HYPERTENSA	Targeted Medical Pharma, Inc.	Hypertensa
3569820	TREPADONE	Targeted Medical Pharma, Inc.	Trepadone
3569818	GABADONE	Targeted Medical Pharma, Inc.	GABAdone
85/497,368	APPTRIM	Targeted Medical Pharma, Inc.	AppTrim-D

We currently own, or have exclusive rights to, the following common law trademarks:

Common Law Trademarks

Mark	Owner	Product(s)/Product Candidate(s)
PHYSICIAN THERAPEUTICS	Targeted Medical Pharma, Inc.	Wholesale distributorships featuring dietary supplements and medical foods; Wholesale distributor of medical foods and convenience packs
	Targeted Medical Pharma, Inc.	Wholesale distributor of medical foods and convenience packs

Copyrights

We have developed a number of properties that we believe qualify for exclusivity in terms of the U.S. Copyright Act, among them:

Software Programs

☐	Digital Echocardiogram Annotation & Automated Reporting: A proprietary program for annotating measurements of the heart from echocardiogram video tapes. Program contains automated transfer to patient specific reports. This program is used internally and not licensed.

☐	TheoX: A proprietary program that analyzes distribution of QT interval and heart rate variability data over a 24-hour period. The program is designed to assess risk of potential for lethal cardiac arrhythmias using prolongation of the QT interval as a marker. Used to assess drug safety and contains an automated report system with enhanced graphic images of the EKG. This program is used internally and not licensed.

☐	Taos: A proprietary program for annotation of 12-lead electrocardiographic data to measure QT and JT intervals retrospectively. Used internally by Laboratory Industry Services to provide core laboratory services.

☐	Lifestyles Obesity Management Software Program: A proprietary program for MS Word that allows physicians to calculate an individual patient’s time to goal weight with a daily calorie prescription to achieve the goal. The program generates a printed report to be provided to the patient and is used in conjunction with the Lifestyles Patient Workbook. This program is distributed to physicians who use our obesity management product, AppTrim .

☐	PDRx : PDRx is a proprietary computer system to facilitate point-of-care dispensing in the physician client’s office. The system is a cloud-based system using Citrix interfaces, Hewlett Packard terminals and Microsoft cloud computing software. The dispensing program resides on our virtual servers and is distributed to physicians through virtual desktops using a Citrix system The program operates on a thin client portal, which is a small computer in the physician client’s office dedicated to the PDRx system and allows physicians to dispense medications in their office, track inventory, initiate orders, initiate insurance claims, provide reports to regulatory authorities and manage receivables through our servers. The servers including the virtual servers are located in a hardened datacenter with co-location to our central servers. The co-location of mirrored servers at a dedicated and secured data site provides redundancy and security of dispensing data.

☐	CCPI Software: A computer system for initiating, managing and transmitting claims relating to our products to insurance companies. This program has extensive reporting mechanisms for physicians and distributors.

Publications

☐	Lifestyles Patient Workbook: Lifestyles Patient Workbook distributed to patients by the physician for use in conjunction with Lifestyles Obesity Management Software Program. This publication is in binder format and contains educational materials related to dietary choices, exercise choices, sample menus, and recipes. Also included is a daily food intake and daily exercise record that is designed to allow the physician to examine a patient’s daily diet.

☐	Product Monographs: Each of our products is backed by a detailed product monograph created by clinicians and food scientists that outlines the accelerated nutritional requirements of a particular disease or condition. Extensive peer reviewed references from the published medical and scientific literature are cited.

Billing and Collections

CCPI is our wholly-owned subsidiary that provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance, Medicare, and workers’ compensation insurance. CCPI retains a percentage of all collections made for claims made on behalf of physicians in accordance with our billing services agreement and recognizes revenue upon collection of the claim. CCPI’s billing and collection services aid the physician in obtaining reimbursement for dispensed products. The physician is entitled to the residual amount of a claim after deducting CCPI’s fee and TMP’s product invoice. This business model allows physicians to participate in the revenue stream from dispensing of pharmaceuticals. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. The following patent and pending patent applications for this technology have been filed or issued:

1.	US Pat. No. 8,370,172; Issue date: February 5, 2013.

2.	US Pat. Application. No. 12/966,720 (pending); Filing date: December 13, 2010; Status: A request to reconsider current USPTO decision will be filed by April 7, 2013. This patent application contains method claims relating to the CCPI claims billing and processing of medication claims by point-of-care physicians technology. The functional utility of this system is currently protected by the issued trade secret and by issued US Pat. No. 8,370,172 and this patent application and the following patent application.

3.	US Pat. Application No.: 13/759,007; Filing date: February 4, 2013; Status: Recently filed and awaiting first communication from USPTO. This patent application contains method claims relating to the CCPI claims billing and processing of medication claims by point-of-care physicians technology.

Medical Foods Manufacturing and Sources and Availability of Raw Materials

We outsource the manufacturing of our medical food products to a cGMP registered producer, Arizona Nutritional Supplements (ANS), under an exclusive contract that automatically renewed for an additional five years in December 2011 and will now expire in December 2016. We have vetted a second manufacturing facility and have determined that we could immediately transfer manufacturing without a significant disruption in the business in the event that there is a disruption at our current manufacturing facility. cGMP refers to the current Good Manufacturing Practice Regulations promulgated by the US Food and Drug Administration (FDA) under the authority of the Food, Drug, and Cosmetic Act of 1938. These regulations, which have the force of law, require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. cGMP regulations address issues including recordkeeping, personnel qualifications, sanitation, cleanliness, equipment verification, process validation, and complaint handling. Currently, we provide the manufacturer with a formula and manufacturing specifications. ANS sources and purchases raw ingredients and manufactures the products to our specifications. All raw materials are subject to rigorous testing at the time of acquisition and during the manufacturing process for purity. Stability testing is also performed by the manufacturer. Products are then shipped to the distribution center.

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

Our research and development includes performance of early clinical studies and double blind placebo controlled trials. (Studies on therapeutic treatments for pain in human subjects do not permit IRB approval for the use of a placebo arm in clinical trials due to ethics considerations). We maintain an in-house research staff and outsource double-blind trials to an independent clinical research organization. All clinical trials are performed in the United States.

Sales and Marketing

We distribute products through a network of distributors and an internal sales force that sells products directly to dispensing physician clients. There are currently 15 distributors and six Hybrid customers selling our products to their networks and nine internal sales representatives who sell directly to physicians. Physicians purchase products from PTL for dispensing directly to their patients. Physician Therapeutics also distributes generic and branded pharmaceuticals to physicians in 30-day prepack units that it purchases from wholesalers. This process is referred to as “point-of-care dispensing.” We believe that physicians find these solutions attractive because incorporating these systems into their office work flow can increase efficiency and profitability for the practice, reduce medication errors, improve patient compliance and improve the quality of patient care by reducing drug side effects.

Our propriety dispensing system, PDRx, allows physicians to dispense prescription products and generic pharmaceuticals directly to patients using the hardware and software provided in the PDRx system rather than by the patient taking a paper prescription to a pharmacy. In addition, physicians can elect to utilize CCPI’s billing and collection services relating to our products to collect reimbursement from private insurance, workers’ compensation or Medicare.

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

Revenue Recognition:

Under the following revenue models product sale revenues are recognized upon shipment:

•	Physician Direct Sales Model; and

•	Distributor Direct Sales Model.

Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid models described below, which can take in excess of five years to collect, we have determined that these revenues did not meet the criteria for recognition in accordance with ASC 605, Revenue Recognition. These revenues are therefore required to be recorded when collectability is reasonably assured, which the Company has determined is when the payment is received.

•	Physician Managed Model; and

•	Hybrid Model.

In the years ended December 31, 2012 and December 31, 2011, the Company issued billings (net of applicable discounts) to Physician Managed and Hybrid model customers aggregating $13.1 million and $16.2 million respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with these billings and billings to our direct and distributor customers are expensed as incurred in each reporting period. Direct costs associated with all billings aggregating $1.31 million and $1.25 million, were expensed in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of the Physician Managed and Hybrid model customers when cash was collected aggregating $4.4 million and $4.8 million in 2012 and 2011, respectively. Revenue recognized in any given year is comprised of cash received on all claims settled in that year regardless of the year in which the customer was billed or the claim originated. As of December 31, 2012 and December 31, 2011 the Company had unrecognized revenue and accounts receivables from its Physician Managed and Hybrid model customers totaling $34.4 million and $27.0 million respectively, which are not reflected in the accompanying consolidated balance sheet as of such dates.

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

The rapid pay discounts to the AWP offered to the physician or distributor vary based upon the expected payment term from the physician or distributor. The discounts are derived from the Company’s historical experience of the collection rates from internal sources and updated for facts and circumstances and known trends and conditions in the industry, as appropriate. As described in the models above, we recognize provisions for rapid pay discounts in the same period in which the related revenue is recorded. These rapid pay discounts, have typically ranged from 40% to 88% of Average Wholesale Price and we have monitored our experience ratio periodically over the prior twelve months and have made adjustments as appropriate.

On November 20, 2012 TMP entered into an agreement with Cambridge Medical Funding Group to assign physicians account receivables under California Workman’s Compensation. Subject to physician’s approval, Cambridge will pay 23% of California Work Comp Fee Schedule on all approved claims within 5 days of claim receipt. TMP will take the cost of product and billing fee out of the payment with the remainder, if any, remaining for the physician. After Cambridge has collected 38% of billed amounts, the remaining amount will be split 75/25 in favor of the physicians. TMP will withhold any further unpaid costs and the rest will go to the physician. Under this model, physicians will be paid on every dispensement rather than having to wait until claims are paid. In addition, TMP is paid for all products within 2 weeks of the doctor dispensing product. Physicians have the option of remaining on the traditional physician managed model or switching to the new model. The Cambridge Medical Funding Group agreement allows for payment within 7-10 days for all products dispensed and billed for participating doctors in California Workman’s Compensation. The agreement between Cambridge Medical Funding Group and the Company contains a 30-day termination clause within the first 6 months that either party can exercise.  It is possible that either party may cancel the agreement, which could adversely affect the Company’s cash flow and revenue.

Allowance for doubtful accounts:

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  Currently accounts receivable are comprised totally of amounts due from our distributor customers and receivables for our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected.  We individually reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2012 of the collectability of invoices 120 days or more past their due dates we established an allowance for doubtful accounts of $215,346.

Under the Company’s physician managed model and hybrid model, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client . Extended collection periods are typical in the workers compensation industry with payment terms extending from 45 days to in excess of five years. Approximately 25% of claims are settled within one year of claim billed date and approximately 50% cumulatively are settled within four years of claim billed date. The majority of claims outstanding over four years are still active. Due to the uncertainty as to the timing and the amount of claims settlement and collections we do not recognize revenue until cash is received. Cash received and revenue recognized in any given year for PMM and Hybrid customers is comprised of collections on claims from that year and all prior years as applied to outstanding invoices.

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

U.S. Distribution

There are currently 15 distributors and six Hybrid customers selling our products to their networks and nine internal sales representative employees who sell directly to physicians. The initial sales of our products were in the California workers compensation market.

Our sales currently are primarily in California, but we also sell to physicians and distributors in Arkansas, Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Washington and Wisconsin, although the vast majority (84%) of our sales are in the state of California. The Company has a small presence in each of these states and is actively marketing through either distributors or sales representatives in these states. Marketing efforts entail distribution of updated medical food education materials and product sheets, both in hard copy and online. These materials focus on specific products and discuss context-specific use with accompanying support materials. The Company distributes this information at professional conferences, through direct mail materials, to pain and rehabilitation specialists, sleep centers and skilled nursing facilities. We primarily market to orthopedic surgeons, pain specialists, rheumatologists treating fibromyalgia and physical medicine specialists. With the initiation of physician dispensing and insurance reimbursement into the private insurance market, we have begun to address internal medicine, primary care medicine, and psychiatry, as well.

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

We have been collecting reimbursement from the workers compensation systems in California and Florida since 2004. Revenue from our physician customers under PMM plus our distributors utilizing CCPI’s services for their physician customers under our Hybrid Model accounts for approximately 69% of our product revenue for the year ended December 31, 2012 and 59% of our product revenue for year ended December 31, 2011 while accounting for product billings of 87% and 83% of total product billings respectively.

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

Foreign Distribution

We have a contract to distribute products in countries in the Middle East region, including rights we have granted an agent-distributor to distribute into Algeria, Morocco, Tunisia, Bahrain, Egypt, Iraq, Jordan, Kuwait, Libya, Morocco, Oman, Qatar, Saudi Arabia, Sudan, Syria, Tunisia, UAE, Yemen and Turkey. In addition, we have entered into a letter of intent to co-develop a medical food product with a foreign company. Our international activities account for less than 1% of our sales but we expect it to grow in the future. As of the date hereof, we have made $32,455 in international sales through our partners or distributors.

Japan

We plan on distributing our medical food products as concentrated nutrients in Japan through a local distributor, J-Network, Inc. Certain products were reformulated to meet Japanese regulatory requirements. For example, Japan does not allow the inclusion of 5-hydroxytryptophan in imported therapeutic products, but does accept L-tryptophan, an ingredient that is not acceptable in the United States as a medical food ingredient.

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

There were no sales to Japan in 2012 and approximately $450,000 in 2011.

Middle East

In March of 2010, we entered into an Agency Agreement with BioMatrix Pharma Inc. for the sale and distribution of our products into the Middle East Region, exclusive of Israel. Our products are currently in the process of registration in Lebanon and other countries in the region, including Algeria, Morocco, Tunisia, Bahrain, Egypt, Iraq, Jordan, Kuwait, Libya, Morocco, Oman, Qatar, Saudi Arabia, Sudan, Syria, Tunisia, UAE, Yemen and Turkey. The Agency Agreement, dated March 29, 2010 is an exclusive license between the Company and BioMatrix Pharma for the sale of ten (10) medical food formulas into twenty (20) countries located in the Middle East region. TMP granted BioMatrix the right for sale and marketing of the products within the territory. TMP has retained the manufacturing rights and will ship product directly to BioMatrix. TMP has the right to limit exclusivity for the sale and marketing of the products within a particular country in the territory if BioMatrix fails to launch a product within twenty-four (24) months. The products are subject to annual minimum purchasing ordering terms of 5,000 bottles the first year, 12,500 bottles the second year, 17,500 the third year, increasing at the rate of ten (10%) for each and every year thereafter. Upon execution of the agreement, BioMatrix paid TMP a licensing fee of $25,000. Pricing per one month’s supply of 60, 90, or 120 capsule bottles is $12.00 USD forwarded FOB Los Angeles. We received our first payment of $32,455 on November 21, 2012 on this contract, with an additional $32,455 due but has not yet paid.

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

Threshold Issue:   The manufacturer must demonstrate that the disease or condition to be targeted - scientifically and medically - is a disease with distinctive (or unique) nutritional requirements (ANPR 1996). The FDA has stated that this is a “narrow category,” (2007 Guidance, recent Warning Letter to Bioenergy) and that whether a product is valid for this category depends on the published medical science of the disease and its origins. The targeted disease or condition may be, or caused by, a metabolic imbalance or deficiency or the accelerated requirements for a certain nutrient caused by a disease state. Thus, we and our Scientific Advisory Committee begin with a comprehensive in-house report documenting the distinctive nutritional requirements of the disease as the crucial first step in research and development.

Formulation:   A medical food may not be a single ingredient formula - otherwise, that product would be a dietary supplement for a nutrient deficiency. (FDA Field Guides) A medical food formula must go beyond a mere modification of the diet. (FDA regulation; 2007 Guidance) The formula must meet/ satisfy the distinctive nutritional requirements, not merely ameliorate the symptoms. For example, Glucosamine or MSM, or an herb’s “active” constituent may indeed help osteoarthritis. But first the company must demonstrate that these nutrients are the distinctive nutritional requirements for osteoarthritis. The test is: Does this formula bring the patient from the abnormal condition or disease state (with distinctive nutritional requirements) back to the equilibrium of a healthy state? Safety:  There are no particular or mandated FDA pre-market safety studies required of the formula as a whole. However, all ingredients must be either GRAS or approved food-additives. (See FDA letter to Industry (2001) regarding no botanicals or “novel” ingredients permitted in “functional foods”; and the ANPR. Since medical foods are typically taken with prescription drugs, the developer must assess whether any medical food/drug interactions pose a risk assessment. Many ingredients have been determined by the FDA to be GRAS and are listed as such by regulation. Other ingredients may achieve self-affirmed GRAS status through a panel of experts on that particular substance that author a GRAS Report. The standard for an ingredient to achieve GRAS status requires not only technical demonstration of non-toxicity and safety, but also general recognition and agreement on that safety by experts in the field. All ingredients used us in our medical foods are either FDA-approved food additives or have GRAS status. Note that the GRAS requirement for ingredients (above) is arguably a higher safety standard than the risk/benefit analysis required for pharmaceuticals. Like any evolving area, especially where no premarket approval is required, the FDA reserves the right to raise questions about the qualification of products within any category as well as the labeling, manufacturing safety, of those products. A variety of informal and formal legal options exist for the Agency to raise these issues. For medical foods, the FDA has taken little regulatory action, although questions about the manufacture and labeling of such products have arisen.

Efficacy:  No particular FDA pre-market efficacy studies are required by the FDA or by Congressional statute, similar to or comparable to Phase 2 & 3 trials for prescription drugs. But a company must have clinical trials or other tests to demonstrate that the formula, when taken as directed, meets the distinctive nutritional requirements of the particular disease. The test for effectiveness may be amelioration of the “endpoints of the disease”. In terms of the standard for substantiation of claims, the FDA has stated that the level of evidence must be at least as high as that to support an unqualified health claim, which is “significant scientific agreement.”

Manufacturing:   There are no “good manufacturing practice” (GMP) regulations for medical foods in particular. Drug GMPs are not required, nor are the relatively new dietary supplement GMPs required; only food GMPs are required. But note the “medical foods paradox” spelled out in the ANPR. The paradox is that medical foods are intended for a vulnerable patient population, under a physician’s care, and yet there are no specific FDA regulations for this category of product, whereas there are very specific and rigorous regulations and requirements for the manufacture and labeling of conventional foods. The manufacture of our medical foods is outsourced in its entirety under a contract that expires in December 2016. We use a state of the art facility, which manufactures only nutritional supplements and medical foods. Labeling:   As for all food labels, printing must be legible, and many required elements must be conspicuous:

•	Statement of Identity: is MEDICAL FOOD For the dietary management of _______

•	Must include: “Must be administered under the supervision of a physician.”

•	An accurate statement of the net quantity of contents

•	Ingredient listing (in the absence of both a required Nutrition Facts box or a Supplement Facts box - no complete set of labeling regulations for medical foods exist yet). See 2007 Guidance:

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

Marketing:   A medical food is a food product thus, the FDA does not regulate advertisements and promotional activities according to the pharmaceutical statutes and regulations; there is no side effects Disclaimer or fair balancing required, e.g., in DTC advertising of drugs on television. However, the FDA has a very broad definition of “labeling”; thus all promotional materials, including websites, are under the authority, monitoring and enforcement of FDA. The Federal Trade Commission (FTC) also has joint jurisdiction with the FDA over food products, per a 1983 Memorandum of Understanding. Thus, all advertising claims - both express and implied - must be true, accurate, well-substantiated, and not misleading. All websites, print ads, infomercials, exhibit booth materials, testimonials, and endorsements must be reviewed by the regulatory counsel with both an FDA and an FTC perspective. A company must be careful re-disseminating “off-label use” materials, i.e., as a drug or a drug alternative.

Enforcement:   Enforcement is post-market, mostly via annual FDA inspections of food facilities - including packaging, distribution facilities, and fulfillment houses, as well as the manufacturer. (Field Guides for Compliance) But see FDA Warning Letters sent to Efficas: FDA also gathers material at trade shows/ conferences, and examines websites. FTC has joint jurisdiction, and performs sophisticated Internet searches, both randomly and at the request of the FDA or of a competitor.

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

Employees

The Company had 65 full-time employees as of March 25, 2013 of whom 42 were in product development, operations and engineering, 15 in sales and marketing and 8 in general, administrative and executive management, one part time employee, two temporary employees and two independent contractors. It is general practice in our industry to retain the services of independent contractors to perform tasks related to computer programming and network administration. None of these employees and contractors is covered by a collective bargaining agreement and our management considers relations with employees and service partners to be good.

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

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2012 and December 31, 2011 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have significant working capital requirements and have historically experienced negative working capital balances.  If we experience such negative working capital balances in the future, it could have a material adverse effect on our business, financial condition and results of operations.

The Company has negative working capital and will be dependent upon additional financing to meet capital needs and repay outstanding debt. Since January of 2011 the Company has relied on loans from related parties to fund its operating cash flow deficits. There is no assurance that we will generate the necessary net income or operating cash flows to meet our working capital requirements and pay our debt as it becomes due in the future due to a variety of factors, including the cyclical nature of the staffing industry and other factors discussed in this “Risk Factors” section. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including attempting to reduce fixed costs (for example, further reducing the size of our administrative work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing a refinancing on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

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

Although medical foods do not require pre-market approval by the FDA, manufacturers of medical foods must be registered with the FDA under a provision promulgated by the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the Bioterrorism Act). Manufacturers of medical foods are subject to periodic inspection by the FDA. The manufacture of our medical foods is outsourced in its entirety to a third party manufacturer. We are evaluating additional manufacturers for selection as second source or back-up providers. Our medical foods have been reviewed by the FDA on several occasions. The inspection process includes a review of our facility, sampling of our products and a review of labeling and other patient and promotional materials related to our products. The most recent routine facilities inspection by the Southwest Regional Office of the FDA was conducted in January 2011. A formal report was to have been issued by the agency in four to six months after laboratory analysis of product samples was completed. No deficiencies in the facility or operations were noted during the inspection. Even if the results of the current inspection are positive, there is no certainty that the FDA will favorably review new medical food products we introduce or our manufacturers’ facilities in the future. If the outcome of the inspection is negative or if we or our manufacturers fail to comply with any law or regulation, we could be subject to penalties and restrictions on our manufacturers’ ability to manufacture and distribute products. Any such action may result in a material adverse effect on our business and results of operations. For a more complete discussion of the laws and regulations to which we are subject, please see the section of this report titled “Description of Business - Government Regulation”.

If we are unable to secure reimbursement for our products from insurance companies on behalf of our physician clients, or if the collection cycle is protracted, revenue and cash flow from product sales by PTL and the billing and collection fee CCPI charges to our physician clients may be adversely affected.

The collection cycle in the workers’ compensation portion of our business, which has historically accounted for up to approximately 75% of claims managed by CCPI, may take from 45 days to in excess of five years after the initial submission of a claim by CCPI and may involve denials and an extensive appeals process. In the event a reimbursement claim is denied and we appeal the denial, there can be no assurance that we will be successful in such appeal. In the event a reimbursement is delayed, we may be required to wait in excess of five years before we are paid for the cost of product sold to our physician clients. In addition, because PMM, Hybrid Model and CCPI fee revenue is dependent on collections from insurance companies for physician clients, delays or difficulties with these collections will reduce collection revenue. In addition, collection issues on behalf of our physician clients may lead to dissatisfaction of our clients in our collection program and curtailed use of our products in their practice, which may adversely affect the growth of our business and our results of operations.

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

The Company had previously entered into agreements with the Internal Revenue Service and the California Franchise Tax Board for payment of amounts owed for its 2010 federal and state taxes. We filed amended 2010 tax returns to correct an error in our accounting method as corrected in our 2010 financial results restatement and that as a result we show no outstanding liabilities for 2010 income taxes in our financial statements and expect that we will not have to pay the original amounts

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due and has not made estimated tax payments for the 2011 and 2012 tax years. The Company had entered into agreements with the Internal Revenue Service and the California Franchise Tax Board to extend the payment of these taxes over a mutually agreeable period of time. We paid $450,000 of the approximately $3,600,000 owed to the IRS and $275,000 of the approximately initial $1,000,000 owed to the California Franchise Tax Board. We were unable to pay the remaining installment payments.

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We filed amended tax returns for 2010 in June of 2012 and in September 2012 filed our 2011 returns using a change in accounting method consistent with our financial results restatement. We believed that filing such returns will suspend collection and enforcement efforts by both the IRS and the FTB. We further understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012 and meanwhile has suspended collection and enforcement efforts. The FTB notified the Company by letter dated February 4, 2013 that it will take no action on our amended California return until the IRS has completed its examination. The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of the eventual audit. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.

A significant portion of the Company’s billings and revenues are derived from the sale of a single product.

In the years ended December 31, 2012 , 2011 and 2010, the Company derived 42%, 43%, and 41% of its billings respectively from the sale of Theramine. In 2010, the Company voluntarily stopped shipping completed Theramine convenience packs and instead began providing physician clients with the components of the convenience pack, which physician clients could determine to package together for a patient’s use. We have found that providing the various components and permitting our physician clients to assemble the convenience packs at the time they are dispensed to the patient is more convenient and cost effective. While we continue to sell the components of the convenience packs we cannot assure you that shifting the assembly of Theramine to our physician clients will not have a material adverse effect on the Company’s operating results.

A substantial portion of the Company’s billings and revenues are derived from a limited number of physician clients and the loss of any one or more of them may have an immediate adverse effect on our financial results.

In the years ended December 31, 2012 , 2011 and 2010, 36%, 46% and 41%, respectively, of the Company’s billings were derived from individual customers representing 10% or more of the total billings. The Company does not receive purchase volume commitments from clients and physicians may stop purchasing our products and services with little or no warning. The loss of any one or more of these customers may have an immediate adverse effect on our financial results.

There is no certainty that our products will continue to be reimbursed by private insurance, Medicare and workers compensation insurers. If these entities do not continue to reimburse for the costs of our products, this could have a material adverse effect on our business and results of operations.

In order for private insurance, Medicare and workers compensation insurers to reimburse the cost of our products, we must, among other things, maintain registration of the products in the National Drug Code (NDC) registry, maintain our re-labeler license, maintain our company formulary approval by Pharmacy Benefits Managers and maintain recognition by insurance companies and the Center For Medicare and Medicaid Services (CMS) of the Department of Health and Human Services that our products are covered by various agencies. There is no certainty that we will be able to maintain these requirements for insurance reimbursement of our products. If our physician clients do not continue to be reimbursed for dispensing our products, they may choose not to purchase them and our business and results of operations may be adversely affected. If physician clients are unable to obtain adequate reimbursement for dispensing our products, they may not be able to pay us for outstanding product invoices currently included in our accounts receivable. While the physician client remains responsible for payment of product invoices in accordance with our agreement regardless of reimbursement, pursuing legal remedies for the collection of these amounts may be costly and take considerable time and we would likely lose some of physician clients as customers

If we are forced to reduce our prices, our business, financial condition and results of operations may suffer.

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

We currently purchase a majority of the generic pharmaceuticals that we repackage from H.J. Harkins Co., Inc. (“Pharma Pac”) and manufacture all our medical food products at Arizona Nutritional Supplements Inc. These companies are subject to FDA regulation and they are responsible for compliance with current Good Manufacturing Practices. Although our agreements provide that our suppliers will abide by the FDA manufacturing requirements, we cannot control their compliance. If they fail to comply with FDA manufacturing requirements, the FDA could prevent Arizona Nutritional Supplements Inc. from manufacturing our products or, in the case of Pharma Pac, from selling its products to us. Although we believe that there are a number of other sources of supply of medications and manufacturers of medical food products, if these suppliers are unable to perform under our agreements, particularly at certain critical times such as when we add new physician clients that will require a large production of one or more products, we may be unable to meet our commitments to our customers. If this were to happen, our reputation as well as our relationships with our customers may suffer and our business and results of operations may be adversely affected. We are evaluating additional manufacturers for selection as second source or back-up providers.

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

The Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009 controls all protocols for securely transmitting protected healthcare information over the Internet, via email and facsimile, including information protected by the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Our business relies on using the Internet to transmit protected healthcare information. Regulations change rapidly and, if we cannot adapt our systems in a timely fashion, we could be liable for civil and criminal penalties. The HITECH Act provides a tiered system for assessing the level of each HIPAA privacy violation and, therefore, its penalty:

·	Tier A is for violations in which the offender didn’t realize he or she violated HIPAA and would have handled the matter differently if he or she had. A Tier A violation results in a $100 fine for each violation, and the total imposed for such violations cannot exceed $25,000 for the calendar year.

·	Tier B is for violations due to reasonable cause, but not “willful neglect.” The result is a $1,000 fine for each violation, and the fines cannot exceed $100,000 for the calendar year.

·	Tier C is for violations due to willful neglect that the organization ultimately corrected. The result is a $10,000 fine for each violation, and the fines cannot exceed $250,000 for the calendar year.

·	Tier D is for violations of willful neglect that the organization did not correct. The result is a $50,000 fine for each violation, and the fines cannot exceed $1,500,000 for the calendar year.

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

We may not be able to protect our Intellectual Property.

The Company has 7 issued patents and 9 additional pending patent applications related to its products. Our success, competitive position, and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes, and other technologies; to preserve our trade secrets; to obtain trademarks for our name, logo and products; to prevent third parties from infringing our proprietary rights; and to operate without infringing the proprietary rights of third parties. To counter infringement or unauthorized use by third parties, we may be required to file infringement claims, which can be expensive and time-consuming. If we infringe the rights of third parties, we could be prevented from selling our products, forced to pay damages, and forced to incur substantial costs in defending litigations.

The patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

•	Claims of issued Patents, and the claims of any patents which may issue in the future and be owned by or licensed to the Company may be challenged by third parties, resulting in patents being deemed invalid, unenforceable, or narrowed in scope, a third party may circumvent any such issued patents, or such issued patents may not provide any significant commercial protection against competing products.

•	Our competitors, many of which have substantially greater resources than we do and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets.

•	The legal systems of some foreign countries do not encourage the aggressive enforcement of patents, and countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products. Thus, the Company’s foreign patents may not be enforceable to the same extent as the counterpart U.S. patents.

In addition, the United States Patent and Trademark Office, and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or any of our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

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

To be successful, we must continue to maintain our existing strategic relationships, such as our relationship with Arizona Nutritional Supplements, which manufactures our medical food products, and Pharma Pac, which provides our generic pharmaceuticals, and distributor relationships. We also must continue to establish additional strategic relationships with leaders in a number of pharmaceutical, healthcare and healthcare information technology industry segments. This is critical to our success because we believe that these relationships contribute towards our ability to extend the reach of our products and services to a larger number of physicians and physician groups and to other participants in the healthcare industry; develop and deploy new products and services; further enhance the Physician Therapeutics brand in the U.S. and the Targeted Medical Pharma brand internationally; and generate additional revenue and cash flows. Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors. We depend, in part, on our strategic partners’ ability to generate increased acceptance and use of our products and services. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business, financial condition and results of operations may suffer.

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

Our ability to provide high-quality products and services to our clients depends in large part upon our employees’ experience and expertise. We must attract and retain highly qualified personnel with a deep understanding of the pharmaceutical and healthcare information technology industries. In addition, we invest significant time and expense in training our employees, increasing their value to clients as well as to competitors who may seek to recruit them, which increases the cost of replacing them. If we fail to retain our employees, the quality of our product development and services could diminish and the growth of our business may be slowed. This may have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of our key personnel, we may be unable to replace them, and our business, financial condition and results of operations may be adversely affected.

Our success largely depends on the continued skills, experience, efforts and policies of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of William E. Shell, M.D, our Chief Executive Officer, is integral to the execution of our business strategy. We have an employment agreement with Dr. Shell that will expire, if not renegotiated, in December 2014. We believe that the loss of the services of Dr. Shell could adversely affect our business, financial condition and results of operations. We cannot assure you that Dr. Shell will continue to provide his services to the Company. We do not maintain key man insurance for any of our key employees.

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

Our agreement with the Cambridge Medical Funding Group may be terminated by either party upon 30-day notice within the first six months.

The Cambridge Medical Funding Group agreement allows for payment within 7 to 10 days for all products dispensed and billed for participating physicians in California Workman’s Compensation. The agreement between Cambridge Medical Funding Group and the Company contains a 30-day termination clause pursuant to which either party may terminate within the first 6 months.  It is possible that either party may cancel the agreement, which could adversely affect the Company’s cash flow and revenue.

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

·	Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA and HITECH standards discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Aspects of our clinical products are affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. For example, regulatory authorities such as the U.S. Department of Health and Human Services’ Center for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and electronic health record (“EHR”) technologies. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

·	Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect providing such technology without cost to third parties. As a company that provides dispensing software systems to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our customers’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we must continue to monitor legislative and regulatory developments that might affect our business practices as they relate to regulatory developments that might affect our business practices as they relate to EHR technologies and pharmaceutical dispensing software systems. We cannot predict the content or effect of possible future regulation on our business practices.

·	Claims Transmission. Our system electronically transmits claims for prescription medications dispensed by physicians to patients’ payers for approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. If we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. As discussed above, the HIPAA Transaction Standards and the HIPAA Security Standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our customers’ HIPAA and HITECH compliance obligations. Furthermore, to the extent that there is some type of security breach it could have a material adverse effect.

·	Licensure and Physician Dispensing. As a manufacturer of medical food products and a re-packager and distributor of drugs, we are subject to regulation by and licensure with the FDA, the Drug Enforcement Agency (DEA) and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA’s “good manufacturing practices.” We are subject to periodic inspections of our facilities by regulatory authorities to confirm that we have policies and procedures in place in order to comply with applicable legal requirements. If we do not maintain all necessary licenses, if the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down. In addition to registration/licensure and “good manufacturing practices” compliance issues, federal and certain state laws require recordkeeping and a drug pedigree when a company is involved in the distribution of prescription drugs. Under the pedigree requirements, each person who is engaged in the wholesale distribution of a prescription drug in interstate commerce, who is not the manufacturer or an authorized distributor of record for that drug, must provide to the person who receives the drug, a pedigree for that drug. A drug pedigree is a statement of origin that identifies each prior sale, purchase, or trade of a drug. State laws in this area are not consistent with respect to their requirements, and thus we needs to carefully monitor legal developments in this area. To the extent we are found to violate any applicable federal or state law related to drug pedigree requirements, any such violation could adversely affect our business.

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

Risks Related to Our Common Stock

There is an active public trading market for our common stock, however the market is illiquid. Until an active, liquid public trading market is established, you may not be able to sell your common stock if you need to liquidate your investment.

Our common stock is currently trading on the OTCBB tier of the over-the-counter securities market under the symbol “TRGM,” however the public market for our common stock is illiquid. A liquid trading market may not develop or, if developed, may not be sustained. The lack of a liquid market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of a liquid market may also reduce the market value of your common stock and increase the volatility of prices paid for shares of our common stock. An illiquid market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

In the event a liquid market develops for our common stock, the market price of our common stock may be volatile and may decline in value.

In the event a liquid market develops for our common stock, the market price of our common stock may be volatile and may decline in value. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Between the commencement of trading on October 17, 2012 and March 28, 2013 our stock has traded as high as $5.75 and as low as $1.00 per share.

We have incurred increased costs as a public company which may affect our profitability. These costs are still substantial and have added to our losses. The fees paid to outside board members and the incremental audit and legal costs make up the majority of these costs currently.

Prior to the Reorganization, Targeted Medical Pharma operated as a private company in California. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, required changes in corporate governance practices of public companies. Compliance with these rules and regulations has significantly increased our legal and financial compliance costs and has made certain activities more time-consuming and costly. For example, we are required to adopt policies regarding internal controls and disclosure controls and procedures. Management may need to increase compensation for senior executive officers, engage senior financial officers who are able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company. Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

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

To comply with these requirements, we may need to acquire or upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and finance staff. If we are unable to establish our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, if we are unable to conclude that our internal control over financial reporting is effective or that our disclosure controls and procedures are effective, as we were unable to do for the year ended December 31, 2012, we could lose investor confidence in the accuracy and completeness of our financial reports.

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

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which sets forth:

·	the basis on which the broker-dealer made the suitability determination, and

·	that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

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

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We also established an incentive compensation plan for our management and employees. We have granted and expect to grant options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. The issuance of shares of our common stock upon the exercise of these options will also result in dilution to our stockholders.

Our outstanding options, warrants, and convertible debt may have an adverse effect on the market price of our common stock.

As of December 31, 2012 we had outstanding options to purchase 1,770,437 shares of common stock and outstanding warrants to purchase 2,423,964 shares of common stock. We also have certain long-term debt that is convertible into 335,448 shares of common stock. Therefore, the sale, or even the possibility of the sale, of the shares of common stock underlying these options, warrants and convertible debt could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these options and warrants are exercised, you may experience dilution in your holdings.

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

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

As of December 31, 2012 our executive officers and directors beneficially own as a group approximately 56.2% of our outstanding shares of common stock, which excludes 2,423,965 shares of common stock issuable upon exercise of warrants and 1,384,941 shares of common stock issuable upon exercise of options held by our officers and directors, of which 2,423,965 warrants and 1,255,011 options are currently exercisable. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

On or about January 31, 2011, Steven B. Warnecke (“Warnecke”) was hired as the Company’s Chief Financial Officer (CFO) and resigned less than five (5) months later. At the time he resigned, he cited personal reasons for his resignation. He subsequently claimed that the Company breached its Employment Agreement with him. Warnecke has commenced an arbitration proceeding before JAMS, which is currently pending. (“Arbitration”)

Warnecke is seeking, among other things, restitution of alleged unpaid salary and other alleged monies owed and the vesting of certain options to purchase shares of the Company’s common stock. The Company disputes these allegations, given that Warnecke resigned from his position. The Company contends that Warnecke has been paid all undisputed wages and benefits owed as of the date of termination, is not entitled to options that did not vest prior to his resignation and is owed nothing further by Company. The Arbitration is currently pending before JAMS.

The parties have exchanged written discovery. Discovery is ongoing. The Company intends to vigorously dispute the claims made by Warnecke, while pursuing reasonable efforts to achieve a resolution of this matter. At this time it is not possible for the Company to predict the ultimate outcome or any definitive estimate of the amount of loss, if any.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock is traded on the OTCBB tier of the over-the-counter securities market under the symbol “TRGM”. The Company’s common stock began trading on the OTCBB on October 17, 2012. The following table sets forth the high and low bid information for the period since the Company’s common stock began trading:

Quarters Ended December 31, 2012 and December 31, 2013	High	Low
October 17, 2012 — December 31, 2012	$5.75	$1.50
January 1, 2013 —March 31, 2013	$2.46	$1.00

As of March 28, 2013 the Company’s common stock was trading at $1.50.

Record Holders

As of March 29, 2013, there were approximately 433 stockholders of record holding a total of 23,011,782 shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,194,402	$1.95	1,229,563
Equity compensation plans not approved by security holders	None		None
Total	4,194,402		1,229,563

On January 31, 2011, the Company’s Board of Directors and stockholders approved the 2011 Targeted Medical Pharma, Inc. Stock Incentive Plan (the “Plan”), pursuant to which 3,000,000 shares of common stock are reserved for issuance pursuant to awards under the Plan. As of December 31, 2012, options for 435,353 shares have been granted and 248,007 shares have been exercised under this plan in addition to the options for 1,583,091 shares that were outstanding as of December 31, 2011.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report on Form 10-K.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in this 10-K, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

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

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements or other information contained herein unless required by law.

RECENT HIGHLIGHTS OF THE COMPANY

•	Expansion of private insurance market business;
•	Publication of a pharmacoeconomic analysis of Theramine versus Non steroidal anti-inflammatory drugs
•	Issuance of our billing patent related to point of care physician and medications
•	Submission of four new patent applications related to the oral stimulation of stem cells
•	Agreement with Cambridge Medical Funding

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year ended		Year ended
	December 31,	% of	December 31,	% of
	2012	Sales	2011	Sales
Revenues:
Product Sales	$6,440,058	88.3%	$8,282,734	94.0%
Service Revenue	856,343	11.7%	526,934	6.0%
Total Revenue	7,296,401	100.0%	8,809,668	100.0%

Cost of Product Sold	1,336,874	18.3%	1,249,522	14.2%
Cost of Services Sold	1,864,517	25.6%	1,507,511	17.1%
Total Cost of Sales	3,201,391	43.9%	2,757,033	31.3%

Total Gross Profit	4,095,010	56.1%	6,052,635	68.7%

Operating Expenses:
Research and Development	133,840	1.8%	163,081	1.9%
Selling, General and Administrative	10,100,979	138.4%	11,670,092	132.5%
Total Operating Expenses	10,234,819	140.2%	11,833,173	134.3%
Net Income (Loss) before Other Income	(6,139,809)	-84.1%	(5,780,538)	-65.6%
Other Income and Expense
Interest Income (Expense)	(2,199,577)	-30.1%	(875,783)	-9.9%
Derivative Revaluation	(4,432,734)	-60.8%	-	0.0%
Investment Income	-	0.0%	7,641	0.1%
Total Other Income	(6,632,311)	-90.9%	(868,142)	-9.9%

Net Income (Loss) before Taxes	(12,772,120)	-175.0%	(6,648,680)	-75.5%
Current Income Tax (Benefit)	(4,962)	-0.1%	-	0.0%
Deferred Income Tax (Benefit)	(3,180,976)	-43.6%	(2,471,630)	-28.1%
Net Income (Loss) before Comprehensive Income	(9,586,182)	-131.5%	(4,177,050)	-47.4%
Reclassification for losses included in Net Income	-	0.0%	(3,209)	0.0%
Comprehensive Income (Loss)	$(9,586,182)	-131.5%	$(4,180,259)	-47.5%

Revenue

Due to substantial uncertainties as to the amount of and timing and collectability of revenues derived from our Physician Managed Model (PMM) and Hybrid Model, which can take in excess of five years to collect, it was determined that these revenues did not meet the criteria for recognition in accordance with ASC 605, Revenue Recognition. These revenues are required to be recorded when collectability is reasonably assured, which in the case of these two business models, is when the payment is received and any applicable rapid pay discount offered in the product purchase agreement is applied to the original gross invoice.

Total reported revenue for the year ended December 31, 2012 decreased $1,513,267, or 17.2%, to $7,296,401 from $8,809,668 for the year ended December 31, 2011. Product revenue decreased $1,842,676, or 22.2%, from the prior year $8,282,734 to $6,440,058, primarily due to decreased collections in our PMM and Hybrid businesses. Unit volume shipped to these same customers was relatively flat year over year while billings (net of applicable discounts) decreased 21.6% from the prior year $16.2 million to $12.7 million due to an increase of more highly discounted Hybrid business and a decrease in PMM business.

Reported product revenue for PMM and Hybrid customers includes cash applied during the fiscal year to open invoices (regardless of year originally invoiced) for the respective periods. Reported product revenue is further described in the following schedule:

	Years ended
	Revenue
	Recognition	December 31,	% of	December 31,	% of
	Basis	2012	Sales	2011	Sales
PMM/Hybrid	cash	$4,427,828	68.8%	$4,799,260	57.9%
Direct/Distributor	accrual	2,012,230	31.2%	3,483,474	42.1%
Total		$6,440,058	100.0%	$8,282,734	100.0%

Service revenue increased $329,409 or 62.5%, from $526,934 in the prior year to $856,343 due to an increase in the effective billing service fee percentage by CCPI, our billing and claims collection subsidiary. Starting with the quarter ended June 30, 2011 we decreased the CCPI fee charged to physician clients as a courtesy under our billing and collection services. In 2012 we increased the average billing service fee.

Cost of Products Sold

The cost of products sold for the year ended December 31, 2012 increased $87,352, or 7.0%, from $1,249,522 to $1,336,874 and the percentage of cost of product sold to reported product revenue increased from 15.1% for the year ended December 31, 2011 compared to 20.8% for the year ended December 31, 2012. This increased percentage is primarily due to the change in revenue recognition policy whereby cost of product shipped and billed is expensed on a current basis while revenue is recognized on payment under our PMM and Hybrid Models, and to an increase in billings to our Hybrid customers. The actual cost of product as a percent of products invoiced during the year ended December 31, 2012 was 8.8% compared with 6.4% in the prior year, the difference between these figures and the 20.8% and the 15.1% described above is attributable to the timing differences due to our revenue recognition policy. The increase in actual cost of products as a percent of billings is due to an increase of more highly discounted Hybrid business and a decrease in PMM business. The following table illustrates the revenue recognition timing impact on cost of products sold:

		December 31,	December 31,
	Years ended	2012	2011

Reported Product Revenue	Recognized	$6,440,058	$8,282,734
Cost of Product Sold	Recognized	1,336,874	1,249,522
Cost of Product Sold % of Reported Revenue		20.8%	15.1%

PMM & Hybrid Billings	Unrecognized	13,133,000	16,160,000
Direct & Distributor Billings	Recognized	2,012,222	3,483,474
Total Billings		$15,145,222	$19,643,474

Cost of Product Sold % of Billings		8.8%	6.4%

Cost of Product Sold % of Reported Revenue attributable to timing differences		12.0%	8.7%

Cost of Services Sold

The cost of services sold for the year ended December 31, 2012 increased $357,006, or 23.7%, from $1,507,511 for the year ended December 31, 2011 to $1,864,517 and the percentage cost of service sold to service revenue decreased from 286% to 218% in those periods. These costs increased primarily because we increased our billing and collections staff, and because we outsourced a portion of our collections activity. While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods. Of the total cost of services sold approximately $505,000 was incurred in connection with worker’s compensation claims collection activities, 75% for wages and benefits, 25% for collection expenses, mostly fees paid to for outsourced collection activities and shared overhead expenses. The $505,000 does not include the cost of documentation and billing in connection with worker’s compensation claims but only the costs associated with collection activity for such claims.

Operating Expenses

Operating expenses for the year ended December 31, 2012 decreased $1,598,354 or 13.5%, to $10,234,819 from $11,833,173 for the year ended December 31, 2011 but increased from 134.3% of revenue to 140.3% of revenue due to timing differences in recognizing expenses and revenues. Operating expenses consist of research and development expense and selling, and general and administrative expenses. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the year ended December 31, 2012 decreased $29,241, or 17.9%, to $133,840 from $163,081 for the year ended December 31, 2011 primarily due to a lower level of research and development activity. The level of expense varies from year to year depending on the number of clinical trials that we have in progress. While we don’t currently have any formal ongoing clinical trials or studies in progress, we continue to research new potential products and may engage in future clinical trials or studies.

Selling, General and Administrative Expense

Selling, general and administrative expense, including facility expenses, professional fees, marketing, office expenses, travel and entertainment and provision for bad debt for the year ended December 31, 2012 decreased $1,569,113 or 13.4%, to $10,100,979 from $11,670,092 for the year ended December 31, 2011. The decrease in general and administrative expense was primarily due to lower legal fees and lower compensation expense including salary continuation and equity based compensation.

Other Income and Expense

Other income and expense includes interest income and expense, derivative revaluation expense, and investment income. Interest expense increased 151.2% to $2,199,577 in the year ended December 31, 2012 from $875,783 in the year ended December 31, 2011. Interest expense is comprised of interest and discounts on notes payable issued with warrants for both years but to a lesser extent for 2011, and accrued interest on 2010 income tax liabilities. Discount expense on notes issued with warrants accounted for $1,994,941 of total interest expense in the year ended December 31, 2012 and $25,263 in the year ended December 31, 2011. Derivative revaluation expense was $4,432,734 in the year ended December 31, 2012 compared with $0 in 2011. This expense represents the change in derivative liability in connection with certain warrants issued in July 2012 that contained ratcheting provisions. The Company has not issued any notes with warrants since July 2012. Of the total of 1,158,981 warrants issued with ratcheting provisions only 95,000 were outstanding as of December 31, 2012. At this time we do not expect to incur significant expense either from note discount expense or revaluation expense in the future.

There was no investment income in 2012 and $3,209 in income in 2011.

Current and Deferred Income Taxes

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due and has not made estimated tax payments for the 2011 and 2012 tax years. The Company had entered into agreements with the Internal Revenue Service and the California Franchise Tax Board to extend the payment of these taxes over a mutually agreeable period of time. We paid $450,000 of the approximately $3,600,000 owed to the IRS and $275,000 of the approximately initial $1,000,000 owed to the California Franchise Tax Board. We were unable to pay the remaining installment payments.

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We filed amended tax returns for 2010 in June of 2012 and in September 2012 filed our 2011 returns using a change in accounting method consistent with our financial results restatement. We believed that filing such returns will suspend collection and enforcement efforts by both the IRS and the FTB. We further understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012 and meanwhile has suspended collection and enforcement efforts. The FTB notified the Company by letter dated February 4, 2013 that it will take no action on our amended California return until the IRS has completed its examination. The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of the eventual audit. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.

We had current income tax benefit of $4,962 and $0 in 2012 and 2011 respectively. Deferred income tax benefit for the year ended December 31, 2012 increased $709,346 or 28.7%, to $3,180,976 from $2,471,630 for the year ended December 31, 2011.

Net Income

Net Loss for the year ended December 31, 2012 was $9,586,182 compared to a net loss of $4,177,050 for the year ended December 31, 2011. The increase in net loss was primarily due to a decrease in revenue recognized and the increase in interest expense and derivative revaluation expense described above.

FINANCIAL CONDITION

Our negative working capital of $9,715,909 as of December 31, 2012 increased $5,132,333 from our December 31, 2011 negative working capital of $4,583,576. Accounts receivable decreased from $899,493 on December 31, 2011 to $253,988 on December 31, 2012. This decrease in accounts receivable includes an increase in allowance for bad debts to $215,436. Our operating losses in 2012 were funded primarily by an increase in accounts payable and accrued expenses of $1,988,521 and net loans from related parties of $2,847,500.

Accounts Receivable

As of December 31, 2012 we have $34.4 million in accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized revenues including cost of products sold have already been reflected in our financial statements. In addition, due to loss carry forwards we should not incur current tax liabilities for a substantial portion of these unrecorded revenues. Unrecognized accounts receivable increased by $7.4 million or 27.4% in the year ended December 31, 2012 to $34.4 million compared with the $27.0 million for the year ended December 31, 2011.    See the “ Business Model ” discussion above and the discussions of “ Revenue Recognition”, and “ Allowance for Doubtful Accounts” under the “Critical Accounting Policies” discussion below.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans. During the year ended December 31, 2012 we borrowed $3,137,000 from related parties and repaid $289,500 to related parties.   Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams.

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due and has not made estimated tax payments for the 2011 and 2012 tax years. The Company had entered into agreements with the Internal Revenue Service and the California Franchise Tax Board to extend the payment of these taxes over a mutually agreeable period of time. We paid $450,000 of the approximately $3,600,000 owed to the IRS and $175,000 of the approximately initial $1,000,000 owed to the California Franchise Tax Board. We were unable to pay the remaining installment payments.

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We filed amended tax returns for 2010 in June of 2012 and in September 2012 filed our 2011 returns using a change in accounting method consistent with our financial results restatement. We believed that filing such returns will suspend collection and enforcement efforts by both the IRS and the FTB. We further understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012 and meanwhile has suspended collection and enforcement efforts. The FTB notified the Company by letter dated February 4, 2013 that it will take no action on our amended California return until the IRS has completed its examination. The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of the eventual audit. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.

We filed a registration statement on Form S-1 with the Securities and Exchange Commission on February 13, 2013.

Net cash used by operating activities for the year ended December 31, 2012 was $2,373,401 compared to $2,585,590 cash used by operating activities for the year ended December 31, 2011.  Cash used by investing activities for the year ended December 31, 2012 was $294,860 compared to cash used of $267,908 for the year ended December 31, 2011 . During the year ended December 31, 2012 and 2011, we incurred internal software development costs for our PDRx claims management and collection system of $179,328 and $430,039 respectively and purchased property and equipment of $115,532and $82,285 respectively. Historically, capital expenditures have been financed by cash from operating activities, equity transactions and related party loans. Net sales of investments were $0 for the year ended December 31, 2012 and $244,416 in the year ended December 31, 2011.

Net borrowing of $2,847,500 from related parties offset the negative operating and investing activities cash flows and we experienced an increase in cash and cash equivalents of $179,239 in the year ended December 31, 2012. An increase in PMM and Hybrid customer’s collections on the claims filed on their behalf and potential collections by CCPI are expected to benefit cash flow in future years. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business such as workers compensation to markets with shorter collection cycles such as private insurance and Medicare.

Allowance for doubtful accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  Currently accounts receivable are comprised totally of amounts due from our distributor customers and for our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected.  We individually reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2012 of the collectability of invoices 120 days or more past their due dates we established an allowance for doubtful accounts of $215,346.

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

Allowance for doubtful accounts

 Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  Currently accounts receivable are comprised totally of amounts due from our distributor customers and receivables for our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected.  We individually reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2012 of the collectability of invoices 120 days or more past their due dates we established an allowance for doubtful accounts of $215,346.

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

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No asset impairment was recorded at December 31, 2012 or at December 31, 2011.

Intangible assets

Indefinite lived intangible assets are measured for impairment at least annually, and more often when events indicate that impairment may exist. Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx system), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.

Fair value of financial instruments

The Company’s financial instruments are accounts receivable, accounts payable, notes payable and warrants. The recorded values of accounts receivable and accounts payable approximate their values based on their short term nature. Notes payable are recorded at their issue value or if warrants are attached at their issue value less the value of the warrant. Warrants issued with ratcheting provisions are revalued each quarter based on changes in the market value of our common stock.

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

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	December 31, 2012	December 31, 2011
Option, Warrants and Convertible Debt shares excluded	2,119,772	1,279,582

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk .

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Targeted Medical Pharma, Inc.

We have audited the accompanying consolidated balance sheets of Targeted Medical Pharma, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Targeted Medical Pharma, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Targeted Medical Pharma, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 31, 2013

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and December 31, 2011

	December 31,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash and Cash Equivalents	$326,603	$147,364
Inventory	478,499	495,821
Accounts Receivable-Net of Allowance for Doubtful Accounts	353,993	899,493
Loans Receivable – Employees	6,033	23,360
Prepaid Expenses - Short Term	211,738	241,208
Prepaid Taxes	900,863	792,301
Deferred Tax Asset - Short Term	321,084	300,170
Total Current Assets	2,598,813	2,899,717
Property and Equipment - Net of Accumulated Depreciation	340,096	411,823
Intangible Assets - Net of Accumulated Amortization	2,318,619	2,387,801
Prepaid Expenses - Long Term	26,679	111,259
Deferred Tax Asset - Long Term	6,491,153	3,141,176
Other Assets	-	26,000
Total Assets	$11,775,360	$8,977,776

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
Accounts Payable and Accrued Expenses	$7,023,657	$5,035,136
Notes Payable-Related Parties: Short-term	5,032,942	1,775,561
Other Amounts due to Related Parties	-	602,948
Deferred Tax Liability - Current	69,648	69,648
Derivative Liability	188,475	-
Total Current Liabilities	12,314,722	7,483,293
Notes Payable-Related Parties: Long-term (Net of discount of $149,739)	385,709	-
Deferred Income Taxes	1,076,965	887,050
Total Liabilities	13,777,396	8,370,343

Shareholders' Equity (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,008,782 and 21,949,576 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	23,009	21,950
Additional Paid-In Capital	11,659,744	4,684,095
Accumulated Deficit	(13,684,789)	(4,098,612)
Total Shareholders' Equity (Deficit)	(2,002,036)	607,433
Total Liabilities and Shareholders' Equity (Deficit)	$11,775,360	$8,977,776

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011

Revenues:
Product Sales	$6,440,058	$8,282,734
Service Revenue	856,343	526,934
Total Revenue	7,296,401	8,809,668

Cost of Product Sold	1,336,874	1,249,522
Cost of Services Sold	1,864,517	1,507,511
Total Cost of Sales	3,201,391	2,757,033

Total Gross Profit	4,095,010	6,052,635

Operating Expenses:
Research and Development	133,840	163,081
Selling, General and Administrative	10,100,979	11,670,092
Total Operating Expenses	10,234,819	11,833,173

Net Income (Loss) before Other Income and Expense	(6,139,809)	(5,780,538)

Other Income and Expense:
Interest Income (Expense)	(2,199,577)	(875,783)
Derivative Revaluation	(4,432,734)	-
Investment Income (Loss)	-	7,641
Total Other Income and (Expense)	(6,632,311)	(868,142)

Net Income (Loss) before Taxes	(12,772,120)	(6,648,680)
Current Income Tax Expense (Benefit)	(4,962)	-
Deferred Income Tax Expense (Benefit)	(3,180,976)	(2,471,630)
Net Income (Loss) before Comprehensive Income	(9,586,182)	(4,177,050)
Reclassification for losses included in Net Income	-	(3,209)
Comprehensive Income (Loss)	$(9,586,182)	$(4,180,259)

Basic and Diluted Loss Per Share	$(0.43)	$(0.19)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	22,154,650	21,949,576

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended December 31, 2011 and December 31, 2012

	Number of Shares of Common Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance - January 1, 2011 (1)	18,308,576	$18,309	$3,191,314	$78,443	$3,209	$3,291,275
Stock Issued for Services	16,000	16	40,784	-	-	40,800
Shares issued to existing shell shareholders in the reorganization	3,625,000	3,625	(503,625)	-	-	(500,000)
Reclassification of Gains to Net Income	-	-	-	-	(3,209)	(3,209)
Warrants Issued in connection with loans from related party	-	-	591,702	-	-	591,702
Stock Option Expense	-	-	1,363,920	-	-	1,363,920
Net Loss	-	-	-	(4,177,050)	-	(4,177,050)
Balance - December 31, 2011	21,949,576	$21,950	$4,684,095	$(4,098,607)	$-	$607,438
Warrants Issued in connection with loans from related party	-	-	1,140,838	-	-	1,140,838
Stock Issued for Services	100,000	100	99,900	-	-	100,000
Stock Option Expense	-	-	1,054,212	-	-	1,054,212
Exercise of Stock Options	108,021	108	(108)	-	-	-
Removal of Derivative Liability for Warrants Exercised	-	-	4,681,658	-	-	4,681,658
Exercise of Warrants	851,185	851	(851)		-	-
Net Loss	-	-	-	(9,586,182)	-	(9,586,182)
Balance - December 31, 2012	23,008,782	$23,009	$11,659,744	$(13,684,789)	$-	$(2,002,036)

(1) The stockholders' equity has been recapitalized to give effect to the shares exchanged by existing shareholders pursuant to the merger agreement dated January 31, 2011, more fully discussed in Note 7 to these financial statements.

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net Income	$(9,586,182)	$(4,177,050)
Adjustments:
Depreciation and Amortization	435,770	457,824
Stock Option Compensation	1,054,212	1,363,918
Stock Issued for Services	100,000	40,800
Bad Debt Expense	215,346
Deferred Income Taxes	(3,180,976)	(2,471,630)
Amortization of Note Discount	1,994,941	-
Derivative Liability	4,432,734	-

Changes:

Inventory	17,322	(130,471)
Accounts Receivable	330,154	(444,035)
Loans Receivable - Employees	(206,731)	6,378
Prepaid Expenses	114,050	(36,706)
Prepaid Taxes	(108,562)	(625,000)
Deferred Tax Asset	(189,915)	(53,293)
Other Assets	26,000	-
Accounts Payable and Accrued Expenses	1,988,521	3,430,382
Taxes Payable	-	-
Deferred Tax Liability	189,915	53,293
Net Cash Flows from Operating Activities	(2,373,401)	(2,585,590)

Cash Flows from Investing Activities:
Net Sales or (Purchases) of Investments	-	244,416
Acquisition of Intangible Assets	(179,328)	(430,039)
Purchases of Property and Equipment	(115,532)	(82,285)
Net Cash Flows from Investing Activities	(294,860)	(267,908)

Cash Flows from Financing Activities:
Notes Payable-Related Parties	3,137,000	1,602,000
Repayment of Related Party Note	(22,000)
Due to Related Parties	(267,500)	602,948
Net Cash Flows from Financing Activities	2,847,500	2,204,948

Net Change in Cash and Cash Equivalents	179,239	(648,550)
Cash and Cash Equivalents - Beginning of Year	147,364	795,914
Cash and Cash Equivalents - End of Period	$326,603	$147,364

Supplemental Disclosure of Cash Flow Information
Income Taxes Paid	103,600	625,000

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

Segment Information :

The Company had revenue outside of the United States of $32,455 and $455,200 for the years ended December 31, 2012 and 2011, respectively. The Company’s operations are organized into two reportable segments: TMP and CCPI.

•	TMP : This segment includes PTL and LIS as described above. This segment develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property and is responsible for research and development relating to medical food products and the development of software used for the dispensation and billing of medical foods, generic and branded products. The TMP segment also manages contracts and chargebacks.

•	CCPI : This segment provides point-of-care dispensing solutions and billing and collections services. It is responsible for the research and development of billing software and methodologies and the customization of hardware that supports dispensing, billing and collection operations.

Segment Information for the Years ended December 31,

2012	Total	TMP	CCPI
Gross Sales	$7,296,401	$6,440,058	$856,343
Gross Profit (Loss)	$4,095,010	$5,103,184	$(1,008,174)
Comprehensive Income (Loss)	$(9,586,182)	$(8,578,008)	$(1,008,174)
Total Assets	$11,775,360	$14,453,535	$(2,678,175)
less Eliminations	$-	$(2,705,802)	$2,705,802
Net Total Assets	$11,775,360	$11,747,733	$27,627

2011	Total	TMP	CCPI
Gross Sales	$8,809,668	$8,282,734	$526,934
Gross Profit (Loss)	$6,052,635	$7,033,212	$(980,577)
Comprehensive Income (Loss)	$(4,180,259)	$(3,089,429)	$(1,090,830)
Total Assets	$8,977,776	$12,844,524	$(3,866,748)
less Eliminations	$-	$(3,979,936)	$3,979,936
Net Total Assets	$8,977,776	$8,864,588	$113,188

Note 2: Summary of Significant Accounting Policies

Going concern : The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the year ended December 31, 2012 totaling $9,586,182 as well as accumulated deficit amounting to $13,684,789. Further the Company does not have adequate cash and cash equivalents as of December 31, 2012 to cover projected operating costs for the next 12 months. As a result, the Company is dependent upon further financing, related party loans, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams.

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

Revenue Recognition :

Under the following revenue models product sales are invoiced upon shipment:

•	Physician Direct Sales Model (1% of product revenues for year ended December 31, 2012): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•	Distributor Direct Sales Model (30% of product revenues for year ended December 31, 2012): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid models described below, which can take in excess of five years to collect, we have determined that these revenues did not meet the criteria for recognition in accordance with ASC 605, Revenue Recognition. These revenues are therefore required to be recorded when collectability is reasonably assured, which the Company has determined is when the payment is received.

•	Physician Managed Model (45% of product revenues for year ended December 31, 2012): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance.

•	Hybrid Model (24% of product revenues for year ended December 31, 2012): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance.

In 2012 and 2011, the Company issued billings to Physician Managed and Hybrid model customers aggregating $13.1 million and $16.2 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with the above revenues are expensed as incurred. Direct costs associated with these billings aggregating $1,308,371 and $1,249,522 respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $4,427,828 and $4,799,260 in 2012 and 2011, respectively. As of December 31, 2012 we have $34.4 million in unrecorded accounts receivable and revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers.

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

Allowance for doubtful accounts : Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  Currently accounts receivable are comprised totally of amounts due from our distributor customers and receivables for our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected.  We individually reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2012 of the collectability of invoices 120 days or more past their due dates we established an allowance for doubtful accounts of $215,346.

Under the Company’s physician managed model and hybrid model, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client . Extended collection periods are typical in the workers compensation industry with payment terms extending from 45 days to in excess of five years. The physician remains personally liable for purchases of product from TMP and, during this long collection cycle, TMP retains a security interest in all products sold to the physician along with the claims receivable that result from sales of the products. CCPI maintains an accounting of all managed accounts receivable on behalf of the physician and regularly reports to the physician. As described above, due to uncertainties as to the timing and collectability of revenues derived from these models, revenue is recorded when payment is received therefore no allowance for doubtful accounts is necessary.

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

Impairment of long-lived assets : The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No asset impairment was recorded for the years ended December 31, 2012 or 2011.

Intangible assets : Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist the intangible assets are written down to fair value as required. No asset impairment was recorded for the years ended December 31, 2012 or 2011.

Fair value of financial instruments : The Company’s financial instruments are accounts receivable, accounts payable, notes payable, warrants and derivative liability. The recorded values of accounts receivable and accounts payable approximate their values based on their short term nature. Notes payable are recorded at their issue value or if warrants are attached at their issue value less the value of the warrant. Warrants issued with ratcheting provisions are revalued each quarter based on changes in the market value of our common stock.

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

Level 3 assumptions: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities including liabilities resulting from imbedded derivatives associated with certain warrants to purchase common stock..

Derivative Financial Instruments:

The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 " Derivatives and Hedging – Contracts in Entity’s own Equity ". The estimated fair value of the derivative liabilities is calculated using level 3 assumptions in the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. Certain of the Company’s warrants are now accounted for as derivatives. As of December 31, 2012, 95,000 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “derivative revaluation” on the consolidated statements of operations.

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

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	December 31, 2012	December 31, 2011
Options, Warrants and Convertible Debt shares excluded	2,111,772	1,279,582

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

Note 3: Net Property and Equipment

Net Property and Equipment at December 31,	2012	2011

Computer Equipment	$679,011	$589,813
Furniture and Fixtures	239,423	237,923
Leasehold Improvements	254,202	230,465
Total, at cost	$1,172,636	$1,058,201
Accumulated Depreciation and Amortization	(832,540)	(646,378)
Total Property and Equipment	$340,096	$411,823

Depreciation expense for the years ended December 31, 2012 and 2011 was $187,259 and $205,950 , respectively. Depreciation included in Cost of Services for the years ended December 31, 2012 and 2011 was $93,686 and $102,975 . No depreciation is recorded in Cost of Product Sales since all production for TMP is outsourced to a third party and stored at an outsourced facility. The remaining depreciation is recorded as part of general and administrative expenses.

Note 4: Stock Based Compensation

For the years ended December 31, 2012 and 2011, the Company recorded compensation costs for stock option grants amounting to $1,054,212 and $1,363,918 respectively. As of December 31, 2012 the Company has compensation expense related to stock option grants of $84,375 all of which will be recognized in 2013. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital. No tax deduction is allowed for incentive stock options (ISO). Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

For the years ended December 31, 2012 and 2011, the Company also recorded as compensation costs stock issued collectively for services rendered by our Board members of $100,000 and $40,800 respectively.

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

The fair value of options granted in the year ended December 31, 2012 was determined using the following assumptions:

•	Volatility factors of 91-97% were based on similar companies;
•	Expected terms of 5 years based on one-half of the average of the vesting term and the ten year expiration of the option grant;
•	A dividend rate of zero; and
•	The risk free rate was the treasury rate with a maturity of the expected term (0.62% to 1.05%).

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Intrinsic Value

Outstanding at January 1, 2011	566,424	$2.11	$2.31
Options granted during 2011	1,382,538	$2.96	$0.45
Options exercised during 2011	-	$-	$-
Options forfeited during 2011	(365,871)	$2.62	$0.79
Outstanding at December 31, 2011	1,583,091	$2.73	$0.10
Exercisable at December 31, 2011	1,147,909	$2.49	$0.62
Options granted during 2012	435,353	$1.06	$0.23
Options exercised during 2012	(248,007)	$2.82	$-
Options forfeited during 2012	-	$-	$-
Outstanding at December 31, 2012	1,770,437	$2.31	$1.28
Exercisable at December 31, 2012	1,616,483	$2.37	$1.15

The following table summarizes the status of the Company’s aggregate non-vested shares.

	Number of Non-vested Shares	Weighted Average fair Value at Grant Date	Intrinsic Value

Non-vested at January 1, 2011	206,310	$1.07	$2.31
Granted in 12 months ended December 31, 2011	1,382,538	$2.10	$0.45
Forfeited in 12 months ended December 31, 2011	365,871	$1.76	$0.79
Vested in 12 months ended December 31, 2011	787,795	$1.61	$0.94
Non-vested at December 31, 2011	435,182	$1.66	$1.10
Granted in 12 months ended December 31, 2012	435,353	$0.43	$0.23
Forfeited in 12 months ended December 31, 2012	-	$-	$-
Vested in 12 months ended December 31, 2012	716,941	$1.12	$0.62
Non-vested at December 31, 2012	153,594	$0.32	$0.65
Exercisable at December 31, 2012	1,616,843	$1.14	$1.28
Outstanding at December 31, 2012	1,770,437	$1.15	$1.15

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

No options were granted in 2012 or 2011 in connection with the incentive plans in the above referenced employment agreements.

The fair value of warrants issued in connection with certain loans made by related parties during the years ended December 31, 2012 and December 31, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

•	Stock price of $0.61 - $2.55
•	Exercise price of $1.00 - $3.38
•	Volatility factor of 80% - 97% based on similar companies;
•	Expected term of 5 years based on the term of the warrant;
•	A dividend rate of zero; and
•	The risk free rate of 0.76% - 1.05%

The following table summarizes the status of the Company’s outstanding warrants.

			Number of	Exercise	Expiration
Issue Date	Issued to		Warrants	Price	Date

08/19/11	William Shell Survivor's Trust	(a)	43,568	$3.38	08/09/16
09/01/11	William Shell Survivor's Trust		23,237	$3.38	09/01/16
09/23/11	William Shell Survivor's Trust		15,104	$3.38	09/23/16
09/28/11	William Shell Survivor's Trust		58,091	$3.38	09/28/16
10/17/11	William Shell Survivor's Trust		50,296	$3.38	10/17/16
10/20/11	William Shell Survivor's Trust		36,982	$3.38	10/20/16
11/08/11	William Shell Survivor's Trust		35,503	$3.38	11/08/16
11/22/11	William Shell Survivor's Trust		41,420	$3.38	11/22/16
12/07/11	William Shell Survivor's Trust		34,024	$3.38	12/07/16
01/04/12	William Shell Survivor's Trust		8,876	$3.38	01/04/17
01/18/12	William Shell Survivor's Trust		7,396	$3.38	01/18/17
01/19/12	William Shell Survivor's Trust		29,586	$3.38	01/19/17
01/31/12	William Shell Survivor's Trust		59,172	$3.38	01/31/17
02/01/12	William Shell Survivor's Trust		73,964	$3.38	02/01/17
02/15/12	William Shell Survivor's Trust		59,172	$3.38	02/15/17
02/29/12	William Shell Survivor's Trust		71,006	$3.38	03/01/17
03/15/12	William Shell Survivor's Trust		22,189	$3.38	03/15/17
03/28/12	William Shell Survivor's Trust		44,379	$3.38	03/28/17
06/22/12	William Shell Survivor's Trust		250,000	$1.00	04/11/17
06/22/12	William Shell Survivor's Trust		100,000	$1.00	04/19/17
06/22/12	William Shell Survivor's Trust		200,000	$1.00	04/26/17
06/22/12	William Shell Survivor's Trust		150,000	$1.00	05/02/17
06/22/12	William Shell Survivor's Trust		110,000	$1.00	05/10/17
06/22/12	William Shell Survivor's Trust		220,000	$1.00	05/24/17
06/22/12	William Shell Survivor's Trust		190,000	$1.00	05/25/17
06/22/12	William Shell Survivor's Trust		175,000	$1.00	06/13/17
06/27/12	William Shell Survivor's Trust		220,000	$1.00	06/27/17
07/05/12	William Shell Survivor's Trust		95,000	$1.00	07/05/17
			2,423,965

(a)	On December 21, 2012, the Elizabeth Charuvastra and William Shell Family Trust Dated July 27, 2006 and Amended September 29, 2006 assigned its interests in the above warrants to the William Shell Survivors Trust.

The following table summarizes the status of the Company’s aggregate warrants.

	Number of Shares Remaining Warrants	Weighted Average Exercise Price

Outstanding at January 1, 2011	-	-
Warrants granted during 2011	338,225	$3.38
Warrants exercised during 2011	-	-
Warrants at December 31, 2011	338,225	$3.38
Exercisable at December 31, 2011	338,225	$3.38
Warrants granted during 2012	3,149,721	$1.28
Warrants exercised during 2012	(1,063,981)	$1.00
Warrants at December 31, 2012	2,423,965	$1.70
Exercisable at December 31, 2012	2,423,965	$1.70

The following table summarizes the changes in the estimated fair values of our warrant liabilities.

Warrant Liability

Beginning balance January 1, 2012	$-
Issuance of warrants	$437,399
Mark-to-market adjustment	$4,432,734
Exercise of Warrants	$(4,681,658)
Ending balance as of December 31, 2012	$188,475

Note 5: Investments and Fair Value Measurements

As of December 31, 2012 and 2011, the Company had no investments.

Note 6: Intangible Assets

Intangibles at December 31,	2012	2011
Patents	$360,341	$328,070
Internally Developed Software	1,489,226	1,342,169
Total, at cost	$1,849,567	$1,670,239
Accumulated Amortization	(831,948)	(583,438)
Net Intangible Assets	$1,017,619	$1,086,801
Intangible Assets held at cost:
URL medicalfoods.com	1,301,000	1,301,000
Total Intangible Assets	$2,318,619	$2,387,801

Amortization over the next five years is as follows:
2013	$251,145
2014	$250,357
2015	$156,386
2016	$57,549
2017	$24,548

Amortization expense for the years ended December 31, 2012 and 2011 was $248,510 and $243,928, respectively.

Note 7:  Notes Payable – Related Parties

The following table summarizes the status of the Company’s outstanding notes as of December 31, 2012

			Note	Interest	Date
Date	Issued to		Amount	Rate	Payable

01/31/11	William Shell Survivor's Trust	(a)	$57,276	6.00%	On Demand
01/31/12	Giffoni Family Trust		136,666	6.00%	12/1/2012	(b)
05/04/11	William Shell Survivor's Trust		200,000	3.25%	On Demand
05/04/11	Giffoni Family Trust		100,000	3.25%	5/4/2016
06/12/12	William Shell Survivor's Trust		200,000	3.25%	On Demand
06/12/11	Giffoni Family Trust		100,000	3.25%	6/12/2016
06/18/11	William Shell Survivor's Trust		150,000	3.25%	On Demand
08/19/11	William Shell Survivor's Trust		150,000	3.95%	On Demand
09/01/11	Lisa Liebman	(c)	80,000	3.95%	On Demand
09/23/11	William Shell Survivor's Trust		52,000	3.95%	On Demand
09/28/11	William Shell Survivor's Trust		200,000	3.95%	On Demand
10/17/11	Lisa Liebman		170,000	3.95%	On Demand
10/20/11	William Shell Survivor's Trust		125,000	3.95%	On Demand
11/08/11	Lisa Liebman		120,000	3.95%	On Demand
11/22/11	William Shell Survivor's Trust		140,000	3.95%	On Demand
12/07/11	William Shell Survivor's Trust		115,000	3.95%	On Demand
01/04/12	Lisa Liebman		30,000	3.95%	On Demand
01/18/12	William Shell Survivor's Trust		25,000	3.95%	On Demand
01/19/12	Lisa Liebman		100,000	3.95%	On Demand
01/31/12	William Shell Survivor's Trust		200,000	3.95%	On Demand
02/01/12	William Shell Survivor's Trust		250,000	3.95%	On Demand
02/15/12	William Shell Survivor's Trust		200,000	3.95%	On Demand
02/29/12	William Shell Survivor's Trust		240,000	3.95%	On Demand
03/15/12	William Shell Survivor's Trust		75,000	3.95%	On Demand
03/28/12	William Shell Survivor's Trust		150,000	3.95%	On Demand
04/11/12	William Shell Survivor's Trust		250,000	3.95%	On Demand
04/19/12	William Shell Survivor's Trust		100,000	3.95%	On Demand
04/26/12	William Shell Survivor's Trust		200,000	3.95%	On Demand
05/02/12	William Shell Survivor's Trust		150,000	3.95%	On Demand
05/10/12	William Shell Survivor's Trust		110,000	3.95%	On Demand
05/24/12	William Shell Survivor's Trust		220,000	3.95%	On Demand
05/25/12	William Shell Survivor's Trust		190,000	3.95%	On Demand
06/13/12	William Shell Survivor's Trust		175,000	3.95%	On Demand
06/27/12	William Shell Survivor's Trust		220,000	3.95%	On Demand
07/05/12	William Shell Survivor's Trust		95,000	3.95%	On Demand
07/20/12	AFH Holdings and Advisory, LLC	(d)	335,448	8.50%	7/20/2014
10/12/2012	William Shell Survivor's Trust		7,000	3.95%	On Demand
12/4/2012	William Shell Survivor's Trust		50,000	12.00%	On Demand
12/7/2012	William Shell Survivor's Trust		100,000	12.00%	On Demand
			$5,568,390
	Current		$5,032,942
	Long-term		$535,448
	Less Unamortized discount		$(149,739)
	Net Long-term		$385,709

Annual maturities of the above debt are as follows:

•	2013	$5,032,942
•	2014	$335.448
•	2015	$0
•	2016	$200,000
•	2017	$0

(a)	On December 21, 2012, the Elizabeth Charuvastra and William Shell Family Trust Dated July 27, 2006 and Amended September 29, 2006 assigned its interest in its notes listed above to the William Shell Survivor’s Trust. The William Shell Survivor's Trust then assigned its interest in certain of the notes to Lisa Liebman.

(b)	Or on the consummation of the Company’s initial public offering.

(c)	Lisa Liebman is married to William E. Shell. M.D., Chief Executive Officer of the Company.

(d)	Mr. Amir F. Heshmatpour is the managing partner of AFH Advisory and may be considered to have beneficial ownership of AFH Advisory’s interests in the Company.

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

On June 22, 2012 the terms of all notes originally payable to the EC and WS Family Trust were modified to make the principal payable on demand and accrued interest payable on a quarterly basis. The Company recorded any remaining note discount as of June 22, 2012. As noted above those notes and related warrants were assigned to the William Shell Survivor’s Trust.

Note 8: Concentrations

A significant portion of the Company’s billings and revenues are derived from the sale of a single product.

In the years ended December 31, 2012, 2011 and 2010, the Company derived 42%, 43%, and 41% of its billings respectively from the sale of Theramine. Following the receipt of the FDA warning letter, the Company voluntarily stopped shipping completed Theramine convenience packs and instead began providing physician clients with the components of the convenience pack, which physician clients could determine to package together for a patient’s use. We have found that providing the various components and permitting our physician clients to assemble the convenience packs at the time they are dispensed to the patient is more convenient and cost effective. While we continue to sell the components of the convenience packs we cannot assure you that shifting the assembly of Theramine to our physician clients will not have a material adverse effect on the Company’s operating results.

A substantial portion of the Company’s billings and revenues are derived from a limited number of physician clients and the loss of any one or more of them may have an immediate adverse effect on our financial results.

In the years ended December 31, 2012 , 2011 and 2010, 36%, 46% and 41%, respectively, of the Company’s billings were derived from individual customers representing 10% or more of the total sales. The Company does not receive purchase volume commitments from clients and physicians may stop purchasing our products and services with little or no warning. The loss of any one or more of these customers may have an immediate adverse effect on our financial results.

Major Vendor

The Company purchases its medical food manufacturing services from a single source. The Company is dependent on the ability of this vendor to provide inventory on a timely basis. The loss of this vendor or a significant reduction in product availability and quality could have a material adverse effect on the Company. While the Company keeps at least a two months inventory on hand, it could take between two and 12 months to set up and test a new supplier, leading to up to four months of product backorder. The Company’s relationship with this vendor is in good standing and the expiration date of the contract is December 31, 2016. We have vetted a second manufacturing facility and have determined that we could immediately transfer manufacturing without a significant disruption in the business in the event that there is a disruption at our current manufacturing facility.

Note 9: Lease Commitments

The Company leases its operating facility under a lease agreement expiring February 28, 2015 and several smaller storage spaces on a month-to-month basis. The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility. The Company’s net rent expenses for the years ended December 31, 2012 and December 31, 2011 were approximately $228,000 and $206,000.

Minimum annual rentals on the operating facility for the fiscal years ending December 31 are as follows:

92

2013	$158,196
2014	158,196
2015	26,366
Total	$342,758

Note 10: Recently Issued Accounting Pronouncements

Fair Value Measurement and Disclosure: In May 2011, the FASB issued ASC Update 2011-04, “Fair Value Measurement: (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASC Update 2011-04 amends current U.S. GAAP to create more commonality with IFRS by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. This update is effective for the first interim or annual reporting period beginning after December 15, 2011. The Company began application of ASC 2011-04 on January 1, 2012, which did not have any effect on results of operations, financial position, and cash flows.

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

Note 12: Defined Contribution Plans

The Company formerly had a profit sharing plan for the benefit of eligible employees. The Company made contributions to the plan out of its net profits in such amounts as the Board of Directors determined. The contribution each year in no event exceeds the maximum amount allowable under applicable provisions of the Internal Revenue Code. No contributions were made to the plan for the years ended December 31, 2012 and 2011. The profit sharing plan was dissolved on October 17, 2012 and distributions were made to plan participants. TMP also sponsors a 401(k) plan. The Company does not match employee contributions.

Note 13: Income Taxes

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before taxes. The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

The components of the income tax provision are as follows:

	Year Ended December 31,
	2012	2011 - Restated
Current:
Federal	$(3,926)	$-
State	(1,036)	-
Total current	(4,962)	-
Deferred:
Federal	(2,490,852)	(1,935,400)
State	(690,124)	(536,230)
Total deferred	(3,180,976)	(2,471,630)
	$(3,185,938)	$(2,471,630)

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% for 2012 and for 2011 to income tax expense is as follows:

	Year Ended December 31,
	2012	2011 - Restated

Statutory Federal tax rate	-35.0%	-35.0%
Increase (decrease) in tax rate resulting from:
Derivative Revaluation Expense and other	16.0%	3.3%
State taxes, net of federal benefit	-5.8%	-5.3%
Nondeductible meals & entertainment expense	-0.1%	-0.1%
Effective tax rate	-24.9%	-37.1%

Deferred tax components are as follows:

	At December 31,
	2012	2011 - Restated

Deferred tax assets:
Accrued liability for payroll and vacation	$259,748	$300,170
Bad debt reserve	61,336	-
R&D credits	140,008	-
Net Operating Loss	5,299,027	2,518,607
Stock Compensation Expense	1,052,118	622,568
Total deferred tax assets	6,812,237	3,441,345
Valuation allowance	-	-
Net deferred tax assets	6,812,237	3,441,345

Deferred tax liabilities:
Depreciation	(1,076,965)	(817,402)
481(a) Adjustment - Cash To Accrual	(69,648)	(139,296)
Total deferred tax liabilities	(1,146,613)	(956,698)

Net deferred tax assets	$5,665,624	$2,484,647

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

At December 31, 2012 and 2011, the Company had total domestic Federal and state net operating loss carryovers of approximately $13,005,024 and $6,181,238, respectively. Federal and state net operating loss carryovers expire at various dates between 2024 and 2032, while state net operating loss carryovers expire between 2024 and 2032.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company does not believe that such an ownership change has occurred in 2012 or 2011.

The 2007 through 2012 tax years remain open to examination by the Internal Revenue Service and the 2005 to 2012 tax years remain open to the California Franchise Tax Board. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company recognized interest and penalties related to 2010 income tax liabilities for the years ended December 31, 2012 and 2011, of  $0 and $569,029, respectively.

The Company was required to change from the cash method of accounting to the full accrual method of accounting for income tax purposes for as of December 31, 2010. Accordingly, a Form 3115 was filed with the Internal Revenue Service requesting this.

Note 14: Contingencies

On or about January 31, 2011, Steven B. Warnecke (“Warnecke”) was hired as the Company’s Chief Financial Officer (CFO) and resigned less than five (5) months later. At the time he resigned, he cited personal reasons for his resignation. He subsequently claimed that the Company breached its Employment Agreement with him. Warnecke has commenced an arbitration proceeding before JAMS, which is currently pending.  (“Arbitration”)

The Company disputes these allegations, given that Warnecke resigned from his position.  The Company contends that Warnecke has been paid all undisputed wages and benefits owed as of the date of termination and is owed nothing further by Company. The Arbitration is currently pending before JAMS. The parties have exchanged written discovery. Discovery is ongoing. The Company intends to vigorously dispute the claims made by Warnecke, while pursuing reasonable efforts to achieve a resolution of this matter.  At this time it is not possible for the Company to predict the ultimate outcome or any definitive estimate of the amount of loss, if any.

Legal costs to date of  $28,200 related to the above claim have been expensed as incurred.

Item 9A.	Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and  Acting Chief Financial Officer, of the effectiveness of the design and operation of Targeted Medical Pharma, Inc.’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31,2012.

Changes in Internal Controls over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Significant changes were and are being implemented and tested during the latter half of fiscal 2012 through the date of this report to remediate our material weaknesses in internal control over financial reporting. Management believes that such measures we have implemented to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting. Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation actions relating to material weaknesses. The discussion below describes the actions that management took during fiscal 2012, and is currently in the process of taking in fiscal 2013, to remediate our material weaknesses in disclosure controls and procedures and internal control over financial reporting.

Material Weaknesses Remediated at December 31, 2012:

Control activities related to accounting discipline. There was a certain lack of review and reconciliation in many areas of the accounting function: Early in 2012, the Company upgraded the accounting system software to the latest version and implemented a disciplined monthly close process, which includes sub-ledger to general ledger reconciliation reports. Additionally, procedures have been in-place throughout 2012 to review and sign-off on all journal entries, and account analysis, which are now included in monthly close binders.

Control activities related to internally developed software: Processes and procedures were developed and implemented during 2012. The Company performed analysis of the costs incurred each month of 2012 among the different software platforms, which are at varying stages of development. Utilizing applicable Generally Accepted Accounting Principles, the information technology and accounting functions identified costs related to the four stages of internally developed software, and expensed or capitalized as appropriate.

December 31, 2012 Material Weaknesses:

The following deficiencies in internal control were identified, and are still applicable at December 31, 2012, all of which are material weaknesses:

1. Unrecognized Accounts Receivable. The PTL unrecognized accounts receivable subsidiary ledger does not reconcile with the general ledger.

2. CCPI Managed Accounts. The subsidiary ledger of managed physician accounts in CCPI is not reconciled to the general ledger.

3. Application of assumptions utilized in the Black-Scholes model. The Company failed to ensure the correct application of assumptions used in the Black-Scholes model, to measure changes in equity instruments.

Remediation Process for December 31, 2012 Material Weaknesses:

1. In the first quarter of 2013, the Company instituted procedures to reconcile the PTL December 31, 2012 unrecognized accounts receivable subsidiary ledger to the general ledger. Going-forward, this process will continue.

2. We are in the process of actively addressing and remediating this material weakness. Procedures will be established to timely reconcile the subsidiary ledger to the CCPI claims listing.

3. In the first quarter of 2013, the Company instituted procedures to ensure the correct application of assumptions used in the Black-Scholes model while measuring changes in equity instruments. Going-forward, this process will continue.

Except as detailed above, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Name	Age	Position
William E. Shell, MD	70	Chief Executive Officer, Chief Scientific Officer and Director
David S. Silver, MD	47	President and Chief Operating Officer
Kim Giffoni	61	Executive Vice President of Foreign Sales and Investor Relations and Director
Amir Blachman	41	Vice President of Strategy and Operations
Maurice J. DeWald	72	Director
Donald J. Webster	58	Director
Arthur R. Nemiroff	69	Director
Kerry Weems	56	Director

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

David Silver, MD was appointed President and Chief Operating Officer of the Company on March 18, 2013. Dr. Silver had been our Executive Vice President of Medical and Scientific Affairs since December 2011 and has been a director since October 2011. Dr. Silver is a practicing board certified rheumatologist and internist with privileges at Cedars-Sinai Medical Center in Los Angeles, California and served as clinical chief of rheumatology at Cedars Sinai from October 2000 to September 2004. Since June 1993, Dr. Silver has taught at the University of California at Los Angeles School of Medicine in various capacities and in July 2004 was named an associate clinical professor. From December 1994 to October 2008, Dr. Silver served as the director of the Chronic Pain Rehabilitation Program at Cedars-Sinai Medical Center and, since January 1993, Dr. Silver has served as associate medical director of the Osteoporosis Medical Center, a non-profit research corporation in Beverly Hills, California. From May 2003 to April 2006, Dr. Silver served as member of the scientific advisory committee of the American College of Rheumatology and, from May 2000 to April 2002, he served as a member of the awards and grants committee. Dr. Silver has written a book entitled Playing Through Arthritis: How to Conquer Pain and Enjoy Your Favorite Sports and Activities. Dr. Silver has also been granted several research grants to study osteoarthritis, osteoporosis, fibromyalgia, rheumatoid arthritis and epicondylitis. Dr. Silver is the author of numerous publications in peer-reviewed journals and has regularly accepted speaking engagements on various topics in rheumatology. Dr. Silver also serves as peer reviewer for Arthritis and Rheumatism, Clinical Rheumatology, Osteoporosis International, Journal of Osteoporosis and American Journal of Managed Care. Dr. Silver received a Bachelor of Arts degree in medical sciences with a minor in economics from Boston University and a medical degree from the Boston University School of Medicine. He did his residency training in internal medical at Northwestern University School of Medicine and his fellowship in Rheumatology at Cedars Sinai Medical Center.

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

Amir Blachman, MBA is our Vice President of Strategy and Operations, Chief Compliance and Ethics Officer and Corporate Secretary.  He joined TMP in February 2010 as Vice President of Operations. Mr. Blachman comes to TMP with more than 15 years management experience, having focused on recruiting exceptional personnel, implementing metrics and scalable operating systems, budgeting and planning.  Mr. Blachman’s background includes military service, start-ups and large-scale public companies.  He has worked in the business services, investment management, real estate and pharmaceutical sectors. Prior to TMP, Mr. Blachman acted as Principal and served as an Acquisitions Analyst for mid-market real estate investment companies from 2003 to 2008.  He was Director of Operations for PeopleSupport.com (a back-office outsourcer, Nasdaq:PSPT) from 1999 to 2000, where he received the Sales Excellence Award for his role in recruiting clients including Armani, Hewlett Packard and Ernst & Young.  He was Supervisor of Broker Services at Franklin Templeton Mutual Funds (NYSE:BEN) from 1997 to 1999 and graduated from the company’s Management Training Program.  From 1992 to 1995, Mr. Blachman served as an Instructor in the Israeli Air Force, where he was ranked by his peers as the Top Cadet in Basic Training and was discharged upon the completion of service with a Decoration for Excellence in Service. Mr. Blachman earned a Bachelor of Arts in Psychology (emphasis in Neuropharmacology) from the University of California Santa Barbara and a Masters in Business Administration from the UCLA Anderson School of Management.

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

Donald J. Webster has served as a director since February 2011. Prior to assuming his current responsibilities, from July 1977 to September 2003, Mr. Webster served in various positions at Chevron Corporation, an international energy company, including, most recently, as general manager of procurement. Mr. Webster also served in production operations management, new business opportunities assessment, and supply chain management in the United States and abroad during his tenure at Chevron. Mr. Webster has directed complex oil and gas operations in various developing countries. He also had responsibility for the development and implementation of supply chain and contracting strategies for the Chevron Corporation. When he served as general manager of supply chain management, Mr. Webster was responsible for leading improvements in Chevron’s $6 billion annual spending on supplies and services and also directed several company-wide strategic sourcing initiatives. As general manager of supply chain management at the corporate level, Mr. Webster guided in-depth internal reviews of Chevron’s shared financial services activities (including Chevron’s in-house credit card business), business and real estate company. In March 2004, Mr. Webster founded Webster Consulting Services, LLC, which provides general, operational management and supply chain guidance for firms in various industries. Mr. Webster is a member of the Institute of Supply Management and is accredited as a certified purchasing manager by the Institute for Supply Management. He is a past President and Director of the Lions Camp Horizon Foundation and the current President and Director of the Lahari Foundation. Mr. Webster holds a Bachelor of Engineering degree in chemical engineering from McMaster University in Hamilton, Ontario. Mr. Webster’s experience in supply chain management, production operations management and business consulting in a variety of industries leads us to conclude that he would make significant contributions as a director.

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

Kerry Weems has served as a director since August 2012. He also has served as the vice president and general manager for the Health Solutions Sector at General Dynamics Information Technology, Inc. since October 2011. In this position, Mr. Weems provides executive leadership to more than 4,500 health and health information technology professionals providing solutions in fraud detection and prevention, quality and pay for performance, system and infrastructure modernization, integrated contact centers and data analytics. Teams under his guidance support the Department of Health and Human Services, Department of Veterans Affairs, Military Health System, commercial health plans and more. Prior to joining General Dynamics Information Technology, Mr. Weems led Vangent, Inc.’s (“Vangent”) Health Division from August 2009 to December 2009. Vangent was acquired by General Dynamics in September 2011 after which he took on his current title at General Dynamics. Prior to Vangent, Mr. Weems served 28 years with the federal government and held the position of Acting Administrator of the Centers for Medicare and Medicaid Services from September 2007 to January 2009. Mr. Weems served as Vice-Chairman of the American Health Information Community. In those capacities, Mr. Weems was involved in a variety of projects, which included the Medicare e-prescribing program, pilot projects for electronic health records and personal health records, and a number of landmark payment reforms, including nonpayment for certain medical errors. Mr. Weems has also served in a number of senior positions at the U.S. Department of Health and Human Services, including Deputy Chief of Staff, Chief Financial Officer and Chief Budget Officer overseeing a budget exceeding $700 billion. Mr. Weems served in both Republican and Democratic administrations and received the highest award for civilian employees, the Presidential Rank award, from Presidents Clinton and Bush. He completed a Masters in Business Administration from the University of New Mexico in 1981 and Bachelor degrees in Philosophy and Bachelors of Business Administration from New Mexico State University in 1978.

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

Our Board of Directors has unanimously determined that Maurice J. DeWald, Donald J. Webster, Arthur R. Nemiroff and Kerry Weems are “independent directors” as such term is defined by Nasdaq Marketplace Rule 5605(a)(2).

Board Committees

Our Board of Directors has formed an audit, compensation and nominating committee, each of which is described below. Each committee is composed of Messrs. Nemiroff, DeWald, Webster and Weems.

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

Nominating and Corporate Governance Committee: All of the members of the Nominating and Corporate Governance Committee are independent. Mr. Weems serves as Chairperson of the Nominating and Corporate Governance Committee. The principal duties and responsibilities of our nominating committee will be to identify qualified individuals to become board members, recommend to the Board of Directors individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to the Board of Directors our corporate governance guidelines.

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

The table below summarizes the compensation earned for services rendered to our predecessor and us in all capacities, for the fiscal years indicated, by its named executive officers:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Compensation (1)	Total
William E. Shell, MD,	2012	450,000			19,995		469,995
Chief Executive Officer and Chief Scientific Officer	2011	450,000				5,013	455,013
	2010	450,000				54,325	504,325

David S. Silver, MD,	2012	425,000			19,995	346,000	790,995
President and Chief Operating Officers	2011	179,788	16,826		349,887	40,180	586,681
	2010	18,461					18,461

Kim Giffoni,	2012	450,000					450,000
Executive Vice President of Foreign Sales and Investor Relations	2011	450,000				15,539	465,539
	2010	450,000				63,700	513,700

Amir Blachman,	2012	192,731					192,731
Vice President of Strategy and Operations and Chief Compliance and Ethics Officer	2011	140,000				5,013	145,013
	2010	98,308	5,000			7,141	110,449

(1)	There were no contributions to the Profit Sharing Plan in 2012 and 2011. Amounts shown for 2010 are the value of the named executive officer’s accrued benefit for the applicable year under our Targeted Medical Pharma, Inc. Profit Sharing Plan rather than an amount paid to the applicable named executive officer. $205,329 of profit sharing plan contributions have been accrued for the year ended December 31, 2010. For 2011 and 2010 the amount also includes employer-paid medical benefits. Other compensation for Dr. Silver for 2012 includes $175,000 in non-recoverable base commission payments, $165,000 for expenses of the Silver Medical Practice related to his scientific and clinical work for TMP, and $6,000 for an automobile allowance.

Employment Agreements

TMP Insiders

We entered into employment agreements with each of Dr. Shell and Mr. Giffoni (the “TMP Insiders”), each dated June 1, 2010 and amended on January 31, 2011, pursuant to which they serve as our Chief Executive Officer and Executive Vice President of Foreign Sales and Investor Relations, respectively.

Pursuant to their employment agreements, each of Dr. Shell’s and Mr. Giffoni’s term of employment will continue to December 31, 2014. The agreements provide for each TMP Insider to receive an initial annual base salary of $450,000, subject to cost of living increases not to exceed 5% annually. In addition, the employment agreements provide that the TMP Insiders’ annual base salary shall be subject to increase in the event stated EBITDA thresholds are achieved. The TMP Insiders are also eligible for discretionary annual cash bonuses as determined by the Board of Directors.

Each of Dr. Shell and Mr. Giffoni is entitled to receive options to purchase 500,000 shares of our common stock and annual base salary and benefits for the longer of the remaining term of the employment agreement or 30 months in the event the TMP Insider is terminated without cause by us or with cause by the TMP Insider. We would have “cause” to terminate the employment relationship upon (i) a TMP Insider’s conviction of or a plea of nolo contendere for the commission of a felony or (ii) the TMP Insider’s willful failure to substantially perform the TMP Insider’s duties under the employment agreement. A TMP Insider will have “cause” to terminate the employment relationship with us in the event any of the following circumstances are not remedied within 30 days of our receipt of a notice of termination from the TMP Insider: (i) a material change in the TMP Insider’s duties or a material limitation of the TMP Insider’s powers; (ii) a failure to elect the TMP Insider to the management position specified in such TMP Insider’s employment agreement or a reduction of the TMP Insider’s annual base salary; (iii) our failure to continue in effect any benefit plan in effect upon the execution of the initial employment agreement, (iv) a material breach by us of the employment agreement and (v) a change in control (which is defined in the TMP Insiders’ employment agreements). Amendment No. 1 to each of the TMP Insiders’ employment agreements deleted the change in control provisions.

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

David S. Silver, MD

On December 21, 2011, we entered into an employment agreement (the “Silver Employment Agreement”) with David Silver, MD, a director of the Company, pursuant to which Dr. Silver began to serve as Executive Vice President of Medical and Scientific Affairs of the Company for a term (the “Silver Term”) that commenced on November 28, 2011 (the “Silver Effective Date”) and which will terminate on December 31, 2014. On March 18, 2013 Dr. Silver was appointed our President and Chief Operating Officer.

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

On March 18, 2013, Targeted Medical Pharma, Inc. (the “Company”) entered into Amendment No. 1 to Employment Agreement with David Silver, MD (“Amendment No. 1”) in connection with Dr. Silver’s appointment as President and Chief Operating Officer of the Company. Amendment No. 1 amends the Employment Agreement solely by changing Dr. Silver’s title from Executive Vice President of Medical and Scientific Affairs to President and Chief Operating Officer and by changing his responsibilities in accordance with his changed title.

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

On April 30, 2012, the Company and Amir Blachman entered into Addendum A to the Employment Agreement between the Company and Mr. Blachman effective as of March 5, 2012.  Pursuant to the amendment, Mr. Blachman’s annual base salary was increased from $140,000 to $210,000, of which the annual equivalent of $180,000 base salary is to be paid and $30,000 base salary is to be accrued.  Mr. Blachman is entitled to receive the accrued salary and a bonus of $50,000 in the event the Company meets any of the following conditions:  (i) Dr. Shell, the Company’s Chief Executive Officer, determines cash flow is sufficient to support such payment; (ii) the Company consummates a financing other than loans to the Company by its principals generating $3 million of proceeds to the Company; (iii) the Company’s pending registration statement on Form S-1 is declared effective by the Securities and Exchange Commission; or (iv) the Company’s tax liabilities through December 31, 2011 are eliminated.  Except for these changes, the Blachman Employment Agreement remains unchanged and in full force and effect.

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
David Silver	177,469	-	None	$3.38	3/20/2020
David Silver	275,077	-	None	$0.77	5/1/2017
Don Webster	50,000	-	None	$2.55	2/11/2021
Maury DeWald	50,000	-	None	$2.55	2/11/2021
Art Nemiroff	50,000	-	None	$2.55	2/11/2021
John Bluher	50,000	-	None	$2.55	2/11/2021
Don Webster	2,465	4,930	None	$3.38	7/29/2021
Andrea Muller	3,451	6,902	None	$3.38	7/29/2021
Mark Farzan	4,930	9,860	None	$3.38	7/29/2021
David Silver	400,000	-	None	$3.38	11/28/2021
Ron Rudolph	250,000	-	None	$3.38	12/19/2021
Magnus Olsson	3,451	6,902	None	$3.38	5/4/2022
William E. Shell	50,000	50,000	None	$1.00	6/22/2022
David Silver	50,000	50,000	None	$1.00	6/22/2022
Ron Rudolph	100,000	-	None	$1.00	6/22/2022
Don Webster	25,000	-	None	$1.00	8/6/2022
Maury DeWald	25,000	-	None	$1.00	8/6/2022
Art Nemiroff	25,000	-	None	$1.00	8/6/2022
Kerry Weems	25,000	25,000	None	$1.00	8/6/2022

Total TMP Option Shares	1,616,843	153,594

Director Compensation

Our Board of Directors has determined not to pay any cash fees to our non-independent directors, nor will we pay their expenses for attending board meetings. In fiscal 2012 independent directors earned an annual fee of $24,000, $2,000 for each board meeting they attended, of which there were nine, $1,000 for each board committee meeting attended, of which there were 17. Mr. DeWald earned $10,000 for acting as Non-executive Chairman of the Board, Mr. Nemiroff received $6,000 for acting as Chairman of the audit committee and Messrs. DeWald and Weems each received $3,000 for acting as Chairman of the compensation and nominating committees respectively. In addition, Messrs. DeWald, Nemiroff and Webster were granted an option to purchase 25,000 shares of Targeted Medical Pharma, Inc. common stock, 50% of which vested at each of September 30, 2012 and at December 31, 2012. Mr. Weems received an initial grant of an option to purchase 50,000 shares of Targeted Medical Pharma, Inc. common stock 25% of which vests on September 30 and December 31, 2012 and March 31 and June 30, 2013. These options have an exercise price of $1.00 per share. Independent directors were also granted 25,000 restricted shares of common stock at a per share value of $1.00. The options and the shares of common stock were granted pursuant to and are subject to the 2011 Stock Incentive Plan.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Maurice J. DeWald	66,000	25,000	9,965		100,965
Donald J. Webster	59,000	25,000	9,965		93,965
Arthur R. Nemiroff	62,000	25,000	9,965		96,965
Kerry Weems	31,500	25,000	19,930		76,430

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March [   ], 2013 by:

☐	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission; and

☐	each of our named executive officers and directors.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percent of Class
William E. Shell, MD (2)	11,839,198	46.07%
David S. Silver (3)	1,223,169	5.05%
Kim Giffoni (4)	3,345,977	14.54%
Amir Blachman	26,354	*
Maurice J. DeWald (5)	104,000	*
Donald J. Webster (10)	106,465	*
Arthur R. Nemiroff (6)	104,000	*
Kerry Weems (11)	50,000	*
AFH Holding and Advisory, LLC (7)	1,657,373	7.20%
Amir F. Heshmatpour (8)	1,657,373	7.20%
Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (2)	11,839,198	46.07%
Giffoni Family Trust Dated September 26 2008 (4) (5)	3,292,736	14.31%
Olena B. Giffoni (4)	3,292,736	14.31%
Shlomo Rechnitz (9)	1,209,749	5.26%
Directors and officers as a group (8 persons)	16,799,163	62.56%

*	Less than 1% of outstanding shares of common stock.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Targeted Medical Pharma, Inc., 2980 Beverly Glen Circle, Suite 301, Los Angeles, California 90077.
(2)	The address of the Elizabeth Charuvastra and William Shell Trust dated July 27, 2006 and Amended September 29, 2006 (“EC and WS Family Trust”) is 3048 Nicada Drive, Los Angeles, California 90077. Includes 216,408 shares of common stock beneficially owned by family and friends of Dr. Shell over which the William Shell Survivor’s Trust holds voting control. Dr. Shell is the Trustee of the William Shell Survivor’s Trust and may be considered to have beneficial ownership of the William Shell Survivor’s Trust’s interests in the Company. Dr. Shell may be deemed to share voting and dispositive control with respect to the securities owned by the William Shell Survivor’s Trust. Dr. Shell disclaims beneficial ownership of any shares in which he does not have a pecuniary interest. Includes options to purchase 50,000 shares of common stock and does not reflect options to purchase 50,000 shares of common stock, which are not exercisable within 60 days. Includes warrants to purchase 2,423,965 shares of common stock.

(3)	Includes options to purchase 902,546 shares of common stock and does not reflect options to purchase 50,000 shares of common stock, which are not exercisable within 60 days. Includes 236,179 shares held by the Silver Family Trust and 84,444 shares held by Dr. Silver’s children. Dr. Silver has voting and dispositive control with respect to all these shares. Dr. Silver disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.
(4)	Includes 53,241 shares held by Kim Giffoni. Includes 3,292,736 shares held by the Giffoni Family Trust Dated September 26, 2008 (“Giffoni Family Trust”) The address of the Giffoni Family Trust is 245 Paradise Cove Road, Malibu, California 90265. Mr. Giffoni and Ms. Olena B. Giffoni are the Co-Trustees of the Giffoni Family Trust and may both be considered to have beneficial ownership of the Giffoni Family Trust’s interests in the Company. Mr. Giffoni and Ms. Giffoni may be deemed to share voting and dispositive control with respect to the securities owned by the Giffoni Family Trust. Each of Mr. Giffoni and Ms. Giffoni disclaim beneficial ownership of any shares in which each does not have a pecuniary interest.
(5)	Includes options to purchase 75,000 shares of common stock.
(6)	Includes options to purchase 75,000 shares of common stock.
(7)	The business address of AFH Holding and Advisory, LLC (“AFH Advisory”) is 9595 Wilshire Boulevard, Suite 700, Beverly Hills, California 90212. Mr. Amir F. Heshmatpour is the managing partner of AFH Advisory and may be considered to have beneficial ownership of AFH Advisory’s interests in the Company. Mr. Heshmatpour may be deemed to have voting and dispositive control with respect to the securities owned by AFH Advisory. Mr. Heshmatpour disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.
(8)	The business address of Amir Heshmatpour is c/o AFH Holding and Advisory, LLC, 9595 Wilshire Boulevard, Suite 700, Beverly Hills, California 90212. Includes 1,277,373 shares held by AFH Advisory, of which Mr. Heshmatpour is the managing partner. Mr. Heshmatpour may be deemed to have voting and dispositive control with respect to the securities owned by AFH Advisory. Mr. Heshmatpour disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.
(9)	The business address of Mr. Rechnitz is 5967 West 3rd Street, Los Angeles, California 90036.
(10)	Includes options to purchase 77,465 shares of common stock, but does not reflect options to purchase 4,930 shares of common stock which are not exercisable within 60 days.
(11)	Includes options to purchase 25,000 shares of common stock, but does not reflect options to purchase 25,000 shares of common stock which are not exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

In connection with the consummation of the Reorganization, AFH Holding Advisory, LLC (“AFH Advisory”), agreed to cancel 2,275,000 shares of our common stock. AFH Advisory received no consideration for such cancellation.

The fair value of warrants issued in connection with certain loans made by related parties during the years ended December 31, 2012 and 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

☐	Stock price of $0.61-$2.55
☐	Exercise price of $1.00-$3.38

☐	Volatility factor of 80.00%- 97% based on similar companies;
☐	Expected term of 5 years based on the term of the warrant;
☐	A dividend rate of zero; and
☐	The risk free rate of 0.76%-1.05%

The following table summarizes the status of the Company’s outstanding warrants as of the date hereof

			Number of	Exercise	Expiration
Issue Date	Issued to		Warrants	Price	Date

08/19/11	William Shell Survivor’s Trust	(a)	43,568	$3.38	08/09/16
09/01/11	William Shell Survivor’s Trust		23,237	$3.38	09/01/16
09/23/11	William Shell Survivor’s Trust		15,104	$3.38	09/23/16
09/28/11	William Shell Survivor’s Trust		58,091	$3.38	09/28/16
10/17/11	William Shell Survivor’s Trust		50,296	$3.38	10/17/16
10/20/11	William Shell Survivor’s Trust		36,982	$3.38	10/20/16
11/08/11	William Shell Survivor’s Trust		35,503	$3.38	11/08/16
11/22/11	William Shell Survivor’s Trust		41,420	$3.38	11/22/16
12/07/11	William Shell Survivor’s Trust		34,024	$3.38	12/07/16
01/04/12	William Shell Survivor’s Trust		8,876	$3.38	01/04/17
01/18/12	William Shell Survivor’s Trust		7,396	$3.38	01/18/17
01/19/12	William Shell Survivor’s Trust		29,586	$3.38	01/19/17
01/31/12	William Shell Survivor’s Trust		59,172	$3.38	01/31/17
02/01/12	William Shell Survivor’s Trust		73,964	$3.38	02/01/17
02/15/12	William Shell Survivor’s Trust		59,172	$3.38	02/15/17
02/29/12	William Shell Survivor’s Trust		71,006	$3.38	03/01/17
03/15/12	William Shell Survivor’s Trust		22,189	$3.38	03/15/17
03/28/12	William Shell Survivor’s Trust		44,379	$3.38	03/28/17
06/22/12	William Shell Survivor’s Trust		250,000	$1.00	04/11/17
06/22/12	William Shell Survivor’s Trust		100,000	$1.00	04/19/17
06/22/12	William Shell Survivor’s Trust		200,000	$1.00	04/26/17
06/22/12	William Shell Survivor’s Trust		150,000	$1.00	05/02/17
06/22/12	William Shell Survivor’s Trust		110,000	$1.00	05/10/17
06/22/12	William Shell Survivor’s Trust		220,000	$1.00	05/24/17
06/22/12	William Shell Survivor’s Trust		190,000	$1.00	05/25/17
06/22/12	William Shell Survivor’s Trust		175,000	$1.00	06/13/17
06/27/12	William Shell Survivor’s Trust		220,000	$1.00	06/27/17
07/05/12	William Shell Survivor’s Trust		95,000	$1.00	07/05/17
			2,423,964

(a)	On December 21, 2012, the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 assigned 100% of its interests in the warrants to the William Shell Survivor’s Trust. William E. Shell, M.D. is the Chief Executive Officer of the Company.

The following table summarizes the status of the Company’s outstanding notes as of the date hereof

			Original	Outstanding
			Note	Note	Principal	Interest	Date
Date	Issued to		Amount	Amount	Repaid	Rate	Payable

01/31/11	William Shell Survivor's Trust	(a)	$293,334	$-	$293,334	6.00%	On Demand
01/31/12	Giffoni Family Trust	(b)	146,666	-	146,666	6.00%	12/1/2012
05/04/11	William Shell Survivor's Trust		200,000	107,276	92,724	3.25%	On Demand
05/04/11	Giffoni Family Trust		100,000	86,666	13,334	3.25%	5/4/2016
06/12/12	William Shell Survivor's Trust		200,000	200,000	-	3.25%	On Demand
06/12/11	Giffoni Family Trust		100,000	100,000	-	3.25%	6/12/2016
06/18/11	William Shell Survivor's Trust		150,000	150,000	-	3.25%	On Demand
08/19/11	William Shell Survivor's Trust		150,000	150,000	-	3.95%	On Demand
09/01/11	Lisa Liebman	(c)	80,000	80,000	-	3.95%	On Demand
09/23/11	William Shell Survivor's Trust		52,000	52,000	-	3.95%	On Demand
09/28/11	William Shell Survivor's Trust		200,000	200,000	-	3.95%	On Demand
10/17/11	Lisa Liebman		170,000	170,000	-	3.95%	On Demand
10/20/11	William Shell Survivor's Trust		125,000	125,000	-	3.95%	On Demand
11/08/11	Lisa Liebman		120,000	120,000	-	3.95%	On Demand
11/22/11	William Shell Survivor's Trust		140,000	140,000	-	3.95%	On Demand
12/07/11	William Shell Survivor's Trust		115,000	115,000	-	3.95%	On Demand
01/04/12	Lisa Liebman		30,000	30,000	-	3.95%	On Demand
01/18/12	William Shell Survivor's Trust		25,000	25,000	-	3.95%	On Demand
01/19/12	Lisa Liebman		100,000	100,000	-	3.95%	On Demand
01/31/12	William Shell Survivor's Trust		200,000	200,000	-	3.95%	On Demand
02/01/12	William Shell Survivor's Trust		250,000	250,000	-	3.95%	On Demand
02/15/12	William Shell Survivor's Trust		200,000	200,000	-	3.95%	On Demand
02/29/12	William Shell Survivor's Trust		240,000	240,000	-	3.95%	On Demand
03/15/12	William Shell Survivor's Trust		75,000	75,000	-	3.95%	On Demand
03/28/12	William Shell Survivor's Trust		150,000	150,000	-	3.95%	On Demand
04/11/12	William Shell Survivor's Trust		250,000	250,000	-	3.95%	On Demand
04/19/12	William Shell Survivor's Trust		100,000	100,000	-	3.95%	On Demand
04/26/12	William Shell Survivor's Trust		200,000	200,000	-	3.95%	On Demand
05/02/12	William Shell Survivor's Trust		150,000	150,000	-	3.95%	On Demand
05/10/12	William Shell Survivor's Trust		110,000	110,000	-	3.95%	On Demand
05/24/12	William Shell Survivor's Trust		220,000	220,000	-	3.95%	On Demand
05/25/12	William Shell Survivor's Trust		190,000	190,000	-	3.95%	On Demand
06/13/12	William Shell Survivor's Trust		175,000	175,000	-	3.95%	On Demand
06/27/12	William Shell Survivor's Trust		220,000	220,000	-	3.95%	On Demand
07/05/12	William Shell Survivor's Trust		95,000	95,000	-	3.95%	On Demand
07/20/12	AFH Holdings and Advisory, LLC	(d)	585,448	335,448	250,000	8.50%	7/20/2014
10/12/2012	William Shell Survivor's Trust		7,000	7,000	-	3.95%	On Demand
12/4/2012	William Shell Survivor's Trust		50,000	50,000	-	12.00%	On Demand
12/7/2012	William Shell Survivor's Trust		100,000	100,000	-	12.00%	On Demand
			$6,064,448	$5,268,390	$796,058

To date the Company has not paid interest on any of the notes.

(a)	On December 21, 2012, the Elizabeth Charuvastra and William Shell Family Trust Dated July 27, 2006 and Amended September 29, 2006 assigned 100% of its interest in its notes to the William Shell Survivor’s Trust. The William Shell Survivor's Trust then assigned its interest in certain of the notes to Lisa Liebman. The notes assigned to Lisa Liebman represent $500,000 in original note amount. William E. Shell is Chief Executive Officer of the Company.

(b)	or on the consummation of the Company's initial public offering.

(c)	Lisa Liebman is married to William E. Shell. M.D., Chief Executive officer of the Company.

(d)	Mr. Amir F. Heshmatpour is the managing partner of AFH Advisory and may be considered to have beneficial ownership of AFH Advisory’s interests in the Company.

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

On June 22, 2012 the terms of all notes originally payable to the EC and WS Family Trust were modified to make the principal payable on demand and accrued interest payable on a quarterly basis. The Company recorded any remaining note discount as of June 22, 2012. As noted above those notes were assigned by a successor trust to the William Shell Survivor’s Trust.

On December 21, 2012 the William Shell Survivor’s Trust assigned notes Totalling $500,000 in original note amount to his wife Lisa Liebman.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2012 and December 31, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2012	December 31, 2011
Audit Fees, including 8-K and S-1	$149,000	$215,200
Audited Related Fees	$29,415	$103,775
Tax Fees	$22,600	$15,000
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

PART IV.

Item 15.	Exhibits.

Exhibit No.	Description
2.1%	Agreement and Plan of Reorganization
3.1 (1)	Amended and Restated Certificate of Incorporation of Targeted Medical Pharma, Inc.
3.2 (2)	Amended and Restated Bylaws of Targeted Medical Pharma, Inc.
4.1 (3)	Specimen common stock certificate

10.1 (4)	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and William E. Shell, MD
10.2 (5)	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and Kim Giffoni
10.3 (6)	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and William Shell, MD
10.4 (7)	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and Kim Giffoni
10.5 (8)	Employment Agreement, effective as of December 19, 2011, by and between Targeted Medical Pharma, Inc. and Ronald Rudolph
10.6 (9)	Employment Agreement, effective as of November 28, 2011, by and between Targeted Medical Pharma, Inc. and David Silver, M.D.
10.7 (10)	Employment Agreement, effective as of February 8, 2011, by and between Targeted Medical Pharma, Inc. and Amir Blachman
10.8 (11)	Addendum A to the Employment Agreement dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and Amir Blachman effective as of March 5, 2012.
10.9 (12)	Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.9 (13)	Form of Non-qualified Stock Option Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.10 (14)	Form of Non-qualified Stock Option Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.11 (15)	Form of Restricted Stock Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.12 (16)	Form of Restricted Stock Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan
10.13 (17)	Targeted Medical Pharma, Inc. Profit Sharing Plan
10.14 (18)	Office Lease, dated February 4, 2009, by and between Targeted Medical Pharma, Inc. and Circle Partnership, a limited partnership
10.15	First Amendment to Office Lease, dated November 14, 2011, by and between Targeted Medical Pharma, Inc. and Circle Partnership, a limited partnership *
10.16 (19)	Registration Rights Agreement, dated January 31, 2011
10.17 (20)	Sales Agreement, dated January 1, 2007, by and between Targeted Medical Pharma, Inc. and Arizona Nutritional Supplements, Inc.
10.18 (21)	Agency Agreement, dated March 29, 2010, by and between Targeted Medical Pharma, Inc. and Biomatrix Pharma
10.19 (22)	Purchase Agreement, dated April 7, 2010, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC
10.20 (23)	Purchase Agreement, dated October 20, 2008, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC
10.21 (24)	Purchase Agreement, dated February 13, 2008, by and between Targeted Medical Pharma, Inc. and Pacific Medical, Inc.
10.22 (25)	Fulfillment Services Agreement, dated October 2, 2008, by and between Targeted Medical Pharma, Inc. and H.J. Harkins Co., Inc. d/b/a Pharma Pac
10.23 (26)	Form of Physician Purchase Agreement

10.24 (27)	Form of Billing and Claims Processing Services Agreement (Products Purchased from TMP)
10.25 (28)	Form of Distributor Purchase Agreement
10.26 (29)	Form of Billing and Claims Process Services Agreement (Products Purchased from Distributor)
10.27	Vendor and Exclusivity Agreement for Provision of Medical Foods, dated August 15, 2011, by and between Targeted Medical Pharma, Inc. and Kalisthenics, Inc.^ *
10.28	Addendum B to Vendor Exclusivity Agreement between Kalisthenics and Targeted Medical Pharma, Inc., dated September 19, 2011 *
10.29	Assignment and Assumption of Vendor Exclusivity Agreement for Provision of Medical Foods, dated November 7, 2011, by and among Kalisthenics, Inc., JI Medical, Inc. and Targeted Medical Pharma, Inc. *

14 (30)	Code of Ethics
21 (31)	List of Subsidiaries
31.1	Certification of Chief Executive Officer and acting Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101	Interactive Data Files (XBRL)

*	Previously filed.
%	The parties to the Merger Agreement have made to each other representations, warranties and covenants, which are qualified by information in confidential disclosure schedules delivered together with the Merger Agreement. While the Registrant does not believe that these schedules contain information that the securities laws require it to publicly disclose and therefore are not filed herewith, other than information that has already been so disclosed, the disclosure schedules do contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the Merger Agreement. Accordingly, the representations, warranties and covenants should not be relied on as characterizations of the actual state of facts, since they may be modified by the disclosure schedules.

^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 3.1 of Targeted Medical Pharma, Inc.’s (the “Company”) Current Report on Form 8-K, dated January 31, 2012 (the “1/31/2012 8-K).

(2)	Incorporated by reference to Exhibit 3.2 to the 1/31/2012 8-K.

(3)	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1/A, filed on April 22, 2011 (the “S-1 Amendment No. 1”).

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s 1/31/2012 8-K.

(5)	Incorporated by reference to Exhibit 10.3 to the Company’s 1/31/2012 8-K.

(6)	Incorporated by reference to Exhibit 10.9 to the Company’s 1/31/2012 8-K.

(7)	Incorporated by reference to Exhibit 10.11 to the Company’s 1/31/2012 8-K.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2011 (“12/21/2012 8-K”).

(9)	Incorporated by reference to Exhibit 10.2 to the 12/21/2012 8-K.

(10)	Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, filed on February 14, 2011.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012

(12)	Incorporated by reference to Exhibit 10.12 of the 1/31/2012 8-K.

(13)	Incorporated by reference to Exhibit 10.13 of the 1/31/2012 8-K.

(14)	Incorporated by reference to Exhibit 10.14 of the 1/31/2012 8-K.

(15)	Incorporated by reference to Exhibit 10.15 of the 1/31/2012 8-K.

(16)	Incorporated by reference to Exhibit 10.17 of the 1/31/2012 8-K.

(17)	Incorporated by reference to Exhibit 10.16 of the 1/31/2012 8-K.

(18)	Incorporated by reference to Exhibit 10.18 of the 1/31/2012 8-K.

(19)	Incorporated by reference to Exhibit 10.19 of the 1/31/2012 8-K.

(20)	Incorporated by reference to Exhibit 10.21 of the 1/31/2012 8-K.

(21)	Incorporated by reference to Exhibit 10.22 of the 1/31/2012 8-K.

(22)	Incorporated by reference to Exhibit 10.23 of the 1/31/2012 8-K.

(23)	Incorporated by reference to Exhibit 10.24 of the 1/31/2012 8-K.

(24)	Incorporated by reference to Exhibit 10.25 of the 1/31/2012 8-K.

(25)	Incorporated by reference to Exhibit 10.26 of the 1/31/2012 8-K.

(26)	Incorporated by reference to Exhibit 10.28 of the S-1 Amendment No. 1.

(27)	Incorporated by reference to Exhibit 10.29 of the S-1 Amendment No. 1.

(28)	Incorporated by reference to Exhibit 10.30 of the S-1 Amendment No. 1.

(29)	Incorporated by reference to Exhibit 10.31 of the S-1 Amendment No. 1.

(30)	Incorporated by reference to Exhibit 14 of the S-1 Amendment No. 1.

(31)	Incorporated by reference to Exhibit 21 of the S-1 Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGETED MEDICAL PHARMA, INC.

By:	/s/ William E. Shell
	Name:	William E. Shell, MD
	Title:	Chief Executive Officer
	Date:	April 1, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Shell	Chief Executive Officer and Director	April 1, 2013
William E. Shell, MD	Principal Executive Officer and Principal Financial Officer and Director

/s/ David S. Silver	President and Chief Operating Officer	April 1, 2013
David S. Silver	and Director

/s/ Kim Giffoni	EVP of Foreign Sales and Investor	April 1, 2013
Kim Giffoni	Relations and Director

/s/ Amir Blachman	Vice President of Strategy	April1, 2013
Amir Blachman	and Operations, Compliance and Ethics Officer

/s/ Maurice J. DeWald	Chairman of the Board of	April 1 , 2013
Maurice J. DeWald	Directors

/s/ Arthur R. Nemiroff	Director	April 1, 2013
Arthur R. Nemiroff

/s/ Donald J. Webster	Director	April 1, 2013
Donald J. Webster
April 1, 2013
/s/ Kerry Weems	Director
Kerry Weems

