Form 10-Q
period 2013-03-31
Targeted Medical Pharma, Inc.
filed 2013-05-15
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 15, 2013, there were 23,299,430 shares of common stock, par value $0.001 per share, of the Registrant outstanding.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$57,936	$326,603
Inventory	694,478	478,499
Accounts Receivable (Net of Allowance for Bad Debt))	519,858	353,993
Loans Receivable - Employees	5,352	6,033
Prepaid Expenses - Short Term	341,939	211,738
Prepaid Taxes	900,863	900,863
Deferred Tax Asset - Short Term	355,054	321,084
Total Current Assets	2,875,480	2,598,813
Property and Equipment - Net of Accumulated Depreciation	315,927	340,096
Intangible Assets - Net of Accumulated Amortization	2,310,628	2,318,619
Prepaid Expenses - Long Term	-	26,679
Deferred Tax Asset - Long Term	6,722,803	6,491,153
Total Assets	$12,224,838	$11,775,360

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
Accounts Payable	2,243,268	2,161,021
Accrued Expenses	5,255,494	4,862,636
Notes Payable-Related Parties: Short-term	5,067,908	5,032,942
Other Amounts due to Related Parties	-	-
Deferred Tax Liability - Current	69,648	69,648
Derivative Liability	100,495	188,475
Total Current Liabilities	12,736,813	12,314,722
Notes Payable-Related Parties: Long-term (Net of discounts of $121,550	366,098	385,709
and $149,739 respectively)
Deferred Income Taxes	1,103,062	1,076,965
Total Liabilities	14,205,973	13,777,396

Shareholders' Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 23,011,782 and 23,008,782 shares issued and
outstanding at March 31, 2013 and December 31, 2012, respectively	23,012	23,009
Additional Paid-In Capital	11,950,919	11,659,744
Accumulated Deficit	(13,955,066)	(13,684,789)
Total Shareholders' Deficit	(1,981,135)	(2,002,036)
Total Liabilities and Shareholders' Equity (Deficit)	$12,224,838	$11,775,360

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

Three Months ended March 31, 2013 and 2012 (unaudited)

	March 31,	March 31,
	2013	2012

Revenues:
Product Revenue	$2,479,551	$1,272,810
Service Revenue	331,580	102,375
Total Revenue	2,811,131	1,375,185

Cost of Product Sold	351,479	189,993
Cost of Services Sold	547,195	444,742
Total Cost of Sales	898,674	634,735

Total Gross Profit	1,912,457	740,450

Operating Expenses:
Research and Development	32,080	27,264
Selling, General and Administrative	2,388,638	2,284,354
Total Operating Expenses	2,420,718	2,311,618

Net Loss before Other Income and Expense	(508,261)	(1,571,168)

Other Income and Expense:
Interest Income (Expense)	(89,518)	(75,839)
Derivative Revaluation	87,979	-
Total Other Income and (Expense)	(1,539)	(75,839)

Net Loss before Taxes	(509,800)	(1,647,007)
Deferred Income Tax Expense (Benefit)	(239,523)	(671,090)
Net Loss	$(270,277)	$(975,917)

Basic and Diluted Loss Per Share	$(0.01)	$(0.04)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	23,010,015	21,949,576

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

Year ended December 31, 2012 and Three Months ended March 31, 2013 (unaudited)

	Number of Shares of Common Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance - January 1, 2012	21,949,576	$21,950	$4,684,095	$(4,098,607)	$607,438
Warrants Issued in connection with loans	-	-	1,140,838	-	1,140,838
from related party
Stock Issued for Services	100,000	100	99,900	-	100,000
Stock Option Expense	-	-	1,054,212	-	1,054,212
Exercise of Stock Options	108,021	108	(108)	-	-
Removal of Derivative Liability for Warrants Exercised	-	-	4,681,658	-	4,681,658
Exercise of Warrants	851,185	851	(851)		-
Net Loss	-	-	-	(9,586,182)	(9,586,182)
Balance - December 31, 2012	23,008,782	$23,009	$11,659,744	$(13,684,789)	$(2,002,036)
Stock Issued for Services	3,000	3	6,537	-	6,540
Stock Option Expense	-	-	284,638	-	284,638
Net Loss	-	-	-	(270,277)	(270,277)
Balance - March 31, 2013 (unaudited)	23,011,782	$23,012	$11,950,919	$(13,955,066)	$(1,981,135)

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2013 and 2012 (unaudited)

	March 31,	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net Loss	$(270,277)	$(975,917)
Adjustments:
Depreciation and Amortization	100,555	111,236
Stock Option Compensation	284,638	176,330
Stock Issued for Services	6,540	-
Deferred Income Taxes	(239,523)	(671,090)
Amortization of Note Discount	28,189	-
Derivative Liability	(87,979)	-

Changes:

Inventory	(215,979)	(352,153)
Accounts Receivable	(165,865)	278,208
Loans Receivable - Employees	681	1,586
Prepaid Expenses	(103,522)	(203,109)
Deferred Tax Asset	(26,097)	-
Other Assets	-	(20,000)
Accounts Payable	82,247	119,211
Accrued Expenses	605,023	183,599
Deferred Tax Liability	26,097	-
Net Cash Flows from (Used by) Operating Activities	24,728	(1,352,099)

Cash Flows from Investing Activities:
Net Sales or (Purchases) of Investments	-	-
Acquisition of Intangible Assets	(57,187)	(26,552)
Purchases of Property and Equipment	(11,208)	(27,866)
Net Cash Flows from Investing Activities	(68,395)	(54,418)

Cash Flows from Financing Activities:
Notes Payable-Related Parties	-	1,270,000
Repayment of Notes Payable-Related Parties	(225,000)
Due to Related Parties	-	-
Net Cash Flows from Financing Activities	(225,000)	1,270,000

Net Change in Cash and Cash Equivalents	(268,667)	(136,517)
Cash and Cash Equivalents - Beginning of Year	326,603	147,364
Cash and Cash Equivalents - End of Period	$57,936	$10,847

Supplemental Disclosure of Cash Flow Information
Interest Paid	210,474	-
Income Taxes Paid	-	103,600

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

Segment Information :

The Company had no revenue outside of the United States for the three months ended March 31, 2013 and 2012, respectively. The Company’s operations are organized into two reportable segments: TMP and CCPI.

•	TMP : This segment includes PTL and LIS as described above. This segment develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property and is responsible for research and development relating to medical food products and the development of software used for the dispensation and billing of medical foods, generic and branded products. The TMP segment also manages contracts and chargebacks.

•	CCPI : This segment provides point-of-care dispensing solutions and billing and collections services. It is responsible for the research and development of billing software and methodologies and the customization of hardware that supports dispensing, billing and collection operations.

Segment Information for the three months ended March 31,

2013 (unaudited)	Total	TMP	CCPI
Gross Sales	$2,811,131	$2,479,551	$331,580
Gross Profit (Loss)	$1,912,457	$2,128,072	$(215,615)
Net Loss	$(270,277)	$(54,662)	$(215,615)
Total Assets	$12,224,838	$12,315,917	$(91,079)
less Eliminations	$-	$(151,779)	$151,779
Net Total Assets	$12,224,838	$12,164,138	$60,700

2012 (unaudited)	Total	TMP	CCPI
Gross Sales	$1,375,185	$1,272,810	$102,375
Gross Profit	$740,450	$1,082,817	$(342,367)
Net Loss	$(975,917)	$(633,550)	$(342,367)
Total Assets	$9,555,986	$9,796,010	$(240,024)
less Eliminations	$-	$(210,231)	$210,231
Net Total Assets	$9,555,986	$9,585,779	$(29,793)

Note 2: Summary of Significant Accounting Policies

General: The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2013, the results of its operations for the three months March 31, 2013 and 2012, and cash flows for three months ended March 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2012 contained in the Company’s Current Report on Form 10-K dated April 1, 2013.

The results of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year’s operation.

Going concern : The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the three months ended March 31, 2013 totaling $268,650 as well as accumulated deficit amounting to $13,953,439. Further, the Company does not have adequate cash and cash equivalents as of March 31, 2013 to cover projected operating costs for the next 12 months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As a result, the Company is dependent upon further financing, related party loans, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including attempting to reduce fixed costs (for example, further reducing the size of our administrative work force), curtailing or reducing planned capital additions, raising additional equity capital, borrowing additional funds, refinancing existing indebtedness or taking other actions.

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

Revenue Recognition :

Under the following revenue models product sales are invoiced upon shipment:

•	Physician Direct Sales Model (1% of product revenues for the three months ended March 31, 2013): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•	Distributor Direct Sales Model (28% of product revenues for the three months ended March 31, 2013): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

•	Physician Managed Model (51% of product revenues for the three months ended March 31, 2013): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received.

•	Hybrid Model (20% of product revenues for the three months ended March 31, 2013): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received.

In the three months ended March 31, 2013 and 2012, the Company issued billings to Physician Managed and Hybrid model customers aggregating $2.9 million and $3.0 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with the above billings are expensed as incurred. Direct costs associated with these billings aggregating $351,479 and $189,993 respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $1,754,344 and $754,529 in the three months ended March 31, 2013 and 2012, respectively. The $1,754,344 of Physician Managed and Hybrid model revenue recognized in the three months ended March 31, 2013 includes $307,509 of revenue realized under our agreement with Cambridge. Under this agreement certain claims filed by CCPI on behalf of our physician customers are assigned to Cambridge in exchange for cash payments based on a percentage of the claim value. Any related claim payments made to CCPI are remitted to Cambridge. Cumulative claim payments in excess of cash paid to the Company are shared between Cambridge, the Company and its physician customers according to contract terms. As of March 31, 2013 and December 31, 2012 we had $34.6 million and $34.4 million respectively in unrecorded accounts receivable and revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. All unpaid invoices underlying claims assigned to Cambridge are excluded from unrecorded accounts receivable and revenues.

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

Allowance for doubtful accounts : Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  Currently accounts receivable are comprised totally of amounts due from our distributor customers and receivables for our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected.  We individually review all accounts receivable balances and based on an assessment of current creditworthiness, estimate the portion, if any, of the balance that will not be collected.  We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on our assessment of the current status of individual accounts.  Balances that are still outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2012 of the collectability of invoices 120 days or more past their due dates we established an allowance for doubtful accounts of $215,346. There was no change to this allowance in the three months ended March 31, 2013.

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

Impairment of long-lived assets : The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2012 or March 31, 2013 so no long-lived asset impairment was recorded for the year ended December 31, 2012 or the three months ended March 31, 2013.

Intangible assets : Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist the intangible assets are written down to fair value as required. No impairment indicators existed at December 31, 2012 or March 31, 2013 so no intangible asset impairment was recorded for the year ended December 31, 2012 or the three months ended March 31, 2013.

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

Derivative Financial Instruments :

The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 " Derivatives and Hedging – Contracts in Entity’s own Equity ". The estimated fair value of the derivative liabilities is calculated using level 3 assumptions in the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. Certain of the Company’s warrants are now accounted for as derivatives. As of March 31, 2013, 95,000 warrants were classified as derivative liabilities. For each reporting period the warrants are re-valued and adjusted through the caption “derivative revaluation” on the consolidated statements of operations.

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

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	March 31, 2013	March 31, 2012
Options, Warrants and Convertible Debt shares excluded	882,538	941,357

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

Note 3: Stock Based Compensation

For the three months ended March 31, 2013 and 2012, the Company recorded compensation costs for stock option grants amounting to $284,638 and $176,330 and stock grants of $6,540 and $0, respectively. As of March 31, 2013 the Company had compensation expense related to stock option grants of $137,611 which will be recognized in future periods. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital. No tax deduction is allowed for incentive stock options (ISO). Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

The fair value of options granted in the three months ended March 31, 2013 was determined using the following assumptions:

•	Volatility factors of 86.37% to 86.55% were based on similar companies;
•	Expected terms of 5 years based on one-half of the average of the vesting term and the ten year expiration of the option grant;
•	A dividend rate of zero; and
•	The risk free rate was the treasury rate with a maturity of the expected term (0.77% to 0.85%).

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Intrinsic Value

Outstanding at January 1, 2013	1,770,437	$2.31	$1.28
Options granted during 2013	440,800	$1.50	$0.49
Options exercised during 2013	-	$-	$-
Options forfeited during 2013	85,496	$2.85	$0.85
Outstanding at March 31, 2013	2,125,741	$2.12	$1.14
Exercisable at March 31, 2013	1,960,776	$2.20	$1.18

Fair value of options granted during the three months ended March 31, 2013 ranged from $1.0093 to $1.0108 per option.

The following table summarizes the status of the Company’s aggregate non-vested shares.

	Number of Non-vested Shares	Weighted Average fair Value at Grant Date	Intrinsic Value

Non-vested at January 1, 2013	153,594	$0.32	$0.65
Granted in three months ended March 31, 2013	440,800	$1.01	$0.49
Forfeited in three months ended March 31, 2013	23,664	$2.26	$1.12
Vested in three months ended March 31, 2013	405,765	$1.01	$0.50
Non-vested at March 31, 2013	164,965	$0.61	$0.58

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

To date no options have been granted in connection with the incentive plans in the above referenced employment agreements.

There were no loans made by related parties and no warrants were issued in the three months ended March 31, 2013. The fair value of warrants issued in connection with certain loans made by related parties during the three months ended March 31, 2012 was determined using the Black Scholes Option Pricing Model with the following assumptions:

•	Stock price of $2.55

•	Exercise price of $3.38

•	Volatility factor of 96.66% based on similar companies;

•	Expected term of 5 years based on the term of the warrant;

•	A dividend rate of zero; and

•	The risk free rate of 0.90%

The following table summarizes the status of the Company’s outstanding warrants.

		Number of	Exercise	Expiration
Issue Date	Issued to	Warrants	Price	Date

08/19/11	William Shell Survivor's Trust	43,568	$3.38	08/09/16
09/01/11	William Shell Survivor's Trust	23,237	$3.38	09/01/16
09/23/11	William Shell Survivor's Trust	15,104	$3.38	09/23/16
09/28/11	William Shell Survivor's Trust	58,091	$3.38	09/28/16
10/17/11	William Shell Survivor's Trust	50,296	$3.38	10/17/16
10/20/11	William Shell Survivor's Trust	36,982	$3.38	10/20/16
11/08/11	William Shell Survivor's Trust	35,503	$3.38	11/08/16
11/22/11	William Shell Survivor's Trust	41,420	$3.38	11/22/16
12/07/11	William Shell Survivor's Trust	34,024	$3.38	12/07/16
01/04/12	William Shell Survivor's Trust	8,876	$3.38	01/04/17
01/18/12	William Shell Survivor's Trust	7,396	$3.38	01/18/17
01/19/12	William Shell Survivor's Trust	29,586	$3.38	01/19/17
01/31/12	William Shell Survivor's Trust	59,172	$3.38	01/31/17
02/01/12	William Shell Survivor's Trust	73,964	$3.38	02/01/17
02/15/12	William Shell Survivor's Trust	59,172	$3.38	02/15/17
02/29/12	William Shell Survivor's Trust	71,006	$3.38	03/01/17
03/15/12	William Shell Survivor's Trust	22,189	$3.38	03/15/17
03/28/12	William Shell Survivor's Trust	44,379	$3.38	03/28/17
06/22/12	William Shell Survivor's Trust	250,000	$1.00	04/11/17
06/22/12	William Shell Survivor's Trust	100,000	$1.00	04/19/17
06/22/12	William Shell Survivor's Trust	200,000	$1.00	04/26/17
06/22/12	William Shell Survivor's Trust	150,000	$1.00	05/02/17
06/22/12	William Shell Survivor's Trust	110,000	$1.00	05/10/17
06/22/12	William Shell Survivor's Trust	220,000	$1.00	05/24/17
06/22/12	William Shell Survivor's Trust	190,000	$1.00	05/25/17
06/22/12	William Shell Survivor's Trust	175,000	$1.00	06/13/17
06/27/12	William Shell Survivor's Trust	220,000	$1.00	06/27/17
07/05/12	William Shell Survivor's Trust	95,000	$1.00	07/05/17
		2,423,964

(a)	On December 21, 2012, the Elizabeth Charuvastra and William Shell Family Trust Dated July 27, 2006 and Amended September 29, 2006 assigned its interests in the above warrants to the William Shell Survivors Trust.

The following table summarizes the status of the Company’s aggregate warrants.

	Number of Shares Remaining Warrants	Weighted Average Exercise Price

Warrants at January 1, 2013	2,423,965	$1.70
Exercisable at January 1, 2013	2,423,965	$1.70
Warrants granted during 2013	-	-
Warrants exercised during 2013	-	-
Warrants at March 31, 2013	2,423,965	$1.70
Exercisable at March 31, 2013	2,423,965	$1.70

The following table summarizes the changes in the estimated fair values of our warrant liabilities.

Warrant Liability

Beginning balance as of January 1, 2013	$188,475
Issuance of warrants	$-
Mark-to-market adjustment	$(87,979)
Exercise of Warrants	$-
Ending balance as of March 31, 2013	$100,495

Note 4: Accrued Expenses

The following table summarizes the major components of the Company’s accrued expenses.

	March 31,2013	December 31,
	2013	2012

Due to Physicians	$2,428,909	$1,800,525
Accrued Salary, Wages, Commissions and Benefits	1,296,997	957,215
Accrued Income Tax Penalties and Interest-2010	752,281	752,281
Accrued Board Fees	449,316	473,750
Acrrued-Other	327,991	878,865
Total Accrued Expense	$5,255,494	$4,862,636

Note 5:  Notes Payable – Related Parties

The following table summarizes the status of the Company’s outstanding notes as of March 31, 2013

			Original		Outstanding
			Note	Principal	Note	Interest	Date
Date	Issued to		Amount	Repaid	Amount	Rate	Payable

01/31/11	William Shell Survivor's Trust	(a)	$293,334	$171,936	$121,398	6.00%	On Demand
01/31/12	Giffoni Family Trust		146,666	39,156	107,510	6.00%	12/1/2012	(b)
05/04/11	William Shell Survivor's Trust		200,000	-	200,000	3.25%	On Demand
05/04/11	Giffoni Family Trust		100,000	-	100,000	3.25%	5/4/2016
06/12/12	William Shell Survivor's Trust		200,000	-	200,000	3.25%	On Demand
06/12/11	Giffoni Family Trust		100,000	-	100,000	3.25%	6/12/2016
06/18/11	William Shell Survivor's Trust		150,000	-	150,000	3.25%	On Demand
08/19/11	William Shell Survivor's Trust		150,000	-	150,000	3.95%	On Demand
09/01/11	Lisa Liebman	(c)	80,000	-	80,000	3.95%	On Demand
09/23/11	William Shell Survivor's Trust		52,000	-	52,000	3.95%	On Demand
09/28/11	William Shell Survivor's Trust		200,000	-	200,000	3.95%	On Demand
10/17/11	Lisa Liebman		170,000	-	170,000	3.95%	On Demand
10/20/11	William Shell Survivor's Trust		125,000	-	125,000	3.95%	On Demand
11/08/11	Lisa Liebman		120,000	-	120,000	3.95%	On Demand
11/22/11	William Shell Survivor's Trust		140,000	-	140,000	3.95%	On Demand
12/07/11	William Shell Survivor's Trust		115,000	-	115,000	3.95%	On Demand
01/04/12	Lisa Liebman		30,000	-	30,000	3.95%	On Demand
01/18/12	William Shell Survivor's Trust		25,000	-	25,000	3.95%	On Demand
01/19/12	Lisa Liebman		100,000	-	100,000	3.95%	On Demand
01/31/12	William Shell Survivor's Trust		200,000	-	200,000	3.95%	On Demand
02/01/12	William Shell Survivor's Trust		250,000	-	250,000	3.95%	On Demand
02/15/12	William Shell Survivor's Trust		200,000	-	200,000	3.95%	On Demand
02/29/12	William Shell Survivor's Trust		240,000	-	240,000	3.95%	On Demand
03/15/12	William Shell Survivor's Trust		75,000	-	75,000	3.95%	On Demand
03/28/12	William Shell Survivor's Trust		150,000	-	150,000	3.95%	On Demand
04/11/12	William Shell Survivor's Trust		250,000	-	250,000	3.95%	On Demand
04/19/12	William Shell Survivor's Trust		100,000	-	100,000	3.95%	On Demand
04/26/12	William Shell Survivor's Trust		200,000	-	200,000	3.95%	On Demand
05/02/12	William Shell Survivor's Trust		150,000	-	150,000	3.95%	On Demand
05/10/12	William Shell Survivor's Trust		110,000	-	110,000	3.95%	On Demand
05/24/12	William Shell Survivor's Trust		220,000	-	220,000	3.95%	On Demand
05/25/12	William Shell Survivor's Trust		190,000	-	190,000	3.95%	On Demand
06/13/12	William Shell Survivor's Trust		175,000	-	175,000	3.95%	On Demand
06/27/12	William Shell Survivor's Trust		220,000	-	220,000	3.95%	On Demand
07/05/12	William Shell Survivor's Trust		95,000	-	95,000	3.95%	On Demand
07/20/12	AFH Holdings and Advisory, LLC	(d)	585,448	297,800	287,648	8.50%	7/20/2014
10/12/2012	William Shell Survivor's Trust		7,000	-	7,000	3.95%	On Demand
12/4/2012	William Shell Survivor's Trust		50,000	-	50,000	12.00%	On Demand
12/7/2012	William Shell Survivor's Trust		100,000	-	100,000	12.00%	On Demand
			$6,064,448	$508,892	$5,555,556

	Current				$5,067,908
	Long-term				$487,648
	Less Unamortized discount				$(121,550)
	Net Long-term				$366,098

Annual maturities of the above debt are as follows:

2013	$5,067,908
2014	$287,648
2015	$0
2016	$200,000
2017	$0

(a)	On December 21, 2012, the Elizabeth Charuvastra and William Shell Family Trust Dated July 27, 2006 and Amended September 29, 2006 assigned its interest in its notes listed above to the William Shell Survivor’s Trust. The William Shell Survivor's Trust then assigned its interest in certain of the notes to Lisa Liebman.

(b)	Or on the consummation of the Company’s initial public offering.

(c)	Lisa Liebman is married to William E. Shell. M.D., Chief Executive Officer of the Company.

(d)	Mr. Amir F. Heshmatpour is the managing partner of AFH Advisory and may be considered to have beneficial ownership of AFH Advisory’s interests in the Company.

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

Note 6: Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually, and more frequently if indicators of impairment exist. This ASU will be effective for the Company on February 3, 2013, with early adoption permitted. The adoption of this ASU did not have a significant effect on our results of operations or financial position.

Note 7: Subsequent Events

On April 15, 2013, a former employee threatened the Company with litigation in connection with their termination. We are currently in negotiations on a settlement that would preclude such litigation.  At this early stage we cannot project the amount of any settlement. We have insurance for such matters that limits our liability.

On April 25, 2013, the Company was notified that a former supplier filed suit against the company for inventory that was produced and not paid for.  That inventory was produced without the Company’s request or approval and we are seeking transfer of the suit to a Los Angeles, CA court because it was filed in Pittsburgh, PA, a venue not consistent with the Los Angeles, CA jurisdiction specified in the supplier agreement.  We are also preparing a response to supplier’s counsel for cancellation of the case based on our evidence proving we never ordered or approved manufacturing of the inventory.

On April 19, 2013 the Company’s Registration Statement on Form S-1/A which registers upto 25,723,395 shares of common stock for resale was declared effective.

Note 8: Contingencies

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

Legal costs to date of approximately $133,000 related to the above claim have been expensed as incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Quarterly Report.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “ Risk Factors ”, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business;

•	the commercial success and market acceptance of any of our products;

•	the potential impact of our agreement with Cambridge;

•	the maintenance of our products in the FDA National Drug Code database;

•	the timing and outcome of clinical studies;

•	the outcome of potential future regulatory actions, including inspections from the FDA;

•	unexpected regulatory changes, including unanticipated changes to workers compensation state laws and/or regulations;

•	the expectation that we will be able to maintain adequate inventories of our commercial products;

•	the results of our internal research and development efforts;

•	the adequacy of our intellectual property protections and expiration dates on our patents and products;

•	the inability to attract and retain qualified senior management and technical personnel;

•	the potential impact, if any, of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 on our business;

•	our plans to develop other product candidates; and

•	other specific risks referred to in the section entitled “ Risk Factors ”.

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward-looking statements or other information contained herein.

Information regarding market and industry statistics contained in this Quarterly Report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the section entitled “ Risk Factors ” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF LOSS

Three Months ended March 31, 2013 and 2012

	Three Months		Three Months
	March 31,		March 31,
		% of		% of
	2013	Sales	2012	Sales
Revenues:
Product Sales	$2,479,551	88.2%	$1,272,810	92.6%
Service Revenue	331,580	11.8%	102,375	7.4%
Total Revenue	2,811,131	100.0%	1,375,185	100.0%

Cost of Product Sold	351,479	12.5%	189,993	13.8%
Cost of Services Sold	547,195	19.5%	444,742	32.3%
Total Cost of Sales	898,674	32.0%	634,735	46.2%

Total Gross Profit	1,912,457	68.0%	740,450	53.8%

Operating Expenses:
Research and Development	32,080	1.1%	27,264	2.0%
Selling, General and Administrative	2,388,638	85.0%	2,284,354	166.1%
Total Operating Expenses	2,420,718	86.1%	2,311,618	168.1%
Net Loss before Other Income	(508,261)	-18.1%	(1,571,168)	-114.3%
Other Income and Expense
Interest Income (Expense)	(89,518)	-3.2%	(75,839)	-5.5%
Derivative Revaluation	87,979	3.1%	-	0.0%
Total Other Income (Expense)	(1,539)	-0.1%	(75,839)	-5.5%

Net Loss before Taxes	(509,800)	-18.2%	(1,647,007)	-119.8%
Deferred Income Tax (Benefit)	(239,523)	-8.6%	(671,090)	-48.8%
Net Loss	$(270,277)	-9.6%	$(975,917)	-71.0%

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

Total reported revenue for the three months ended March 31, 2013 increased $1,435,946, or 104.4%, to $2,811,131 from $1,375,185 for the three months ended March 31, 2012. Product revenue increased $1,206,741, or 94.8%, from the prior year of $1,272,810 to $2,479,551, primarily due to increased billings and collections in all of our business lines including payments from Cambridge Medical Funding for assignment of certain new claims. Billings (net of applicable discounts) were flat year over year due to a higher proportion of Distributor and Hybrid billings and higher discounts on PMM billings due to an increase in our distributor and PMM businesses.

Reported product revenue for PMM and Hybrid customers includes cash applied during the three month periods to open invoices (regardless of year originally invoiced) for the respective periods. Reported product revenue is further described in the following schedule:

	3 Months ended	March 31,		March 31,
		2013		2012
	Revenue
	Recognition		% of		% of
	Basis		Sales		Sales
PMM/Hybrid	cash	1,754,344	70.8%	754,529	59.3%
Direct/Distributor	accrual	725,207	29.2%	518,281	40.7%
Total		2,479,551	100.0%	1,272,810	100.0%

Service revenue increased $229,205 from $102,375 in the prior year period to $331,580 due to increased collections.

Cost of Products Sold

The reported cost of products sold for the three months ended March 31, 2013 increased $161,486 from $189,993 to $351,479 and the percentage of cost of product sold to reported product revenue decreased from 14.9% for the three months ended March 31, 2012 compared to 14.2% for the three months ended March 31, 2013. This decreased percentage is primarily due to higher reported revenue combined with the change in revenue recognition policy whereby cost of product shipped and billed is expensed on a current basis while revenue is recognized on payment under our PMM and Hybrid Models, and to an increase in billings to our Distributor and PMM customers. The actual cost of product as a percent of products invoiced during the three months ended March 31, 2013 was 8.0% compared with 5.4% in the prior year period due to a higher concentration of Distributor and Hybrid billings both of which are more highly discounted compared with PMM billings and to an increase in the discount rate on PMM billings. The difference between these figures and the 14.2% and 14.9% described above is attributable to the timing differences due to our revenue recognition policy. The following table illustrates the revenue recognition timing impact on cost of products sold:

Cost of Products Sold

	3 Months ended	March 31,	March 31,
		2013	2012

Reported Product Revenue		2,479,551	1,272,810
Cost of Product Sold % of Reported Revenue		14.2%	14.9%

PMM & Hybrid Billings	Unrecognized	2,863,686	2,988,091
Direct & Distributor Billings	Recognized	725,207	518,281
Total Billings		3,588,893	3,506,372
Cost of Product Sold	Recognized	351,479	189,993
Cost of Product Sold % of Billings		9.8%	5.4%

Cost of Product Sold % of Reported Revenue attributable to timing differences		4.4%	9.5%

Cost of Services Sold

The cost of services sold for the three months ended March 31, 2013 increased $102,453, from $444,742 for the three months ended March 31, 2012 to $547,195. These costs increased primarily because we increased our billing and collections staff, because we outsourced a portion of our collections activity. While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods. Of the total cost of services sold approximately $400,000 was incurred in connection with worker’s compensation claims documentation, billing and collection activities, 80% for wages and benefits, 20% for outsourced collection expenses and shared overhead expenses.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 increased $109,100 to $2,420,718 from $2,311,618 for the three months ended March 31. 2012 but decreased from 168.1% of revenue to 86.1% of revenue due to timing differences in recognizing expenses and revenues. Operating expenses consist of research and development expense, and selling, general and administrative expenses. The increase in operating expenses was primarily due to an increase of $114,848 in equity-based compensation expense. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2013 increased $4,816, to $32,080 from $27,264 for the three months ended March 31, 2012. The level of expense varies from year to year depending on the number of clinical trials that we have in progress.

Selling, General and Administrative Expense

Selling, general and administrative expense, including facility expenses, professional fees, marketing, office expenses, and travel and entertainment for the three months March 31, 2013 increased $104,284 to $2,388,638 from $2,284,354 for the three months ended March 31, 2012. The increase in general and administrative expense was primarily due to higher compensation expense including stock-based compensation.

Other Income and Expense

Other income and expense includes interest income and expense, derivative revaluation expense, and investment income. Interest expense increased $13,679 in the three months ended March 31, 2013 from $75,839 in the three months ended March 31, 2012. Interest expense is comprised of interest expense and discounts on notes payable issued with warrants . Derivative revaluation income was $87,979 in the three months ended March 31, 2013 compared with $0 in the 2012 period. This income represents a reduction in derivative liability during the three months ended March 31, 2013 in connection with certain warrants issued in July 2012 that contained ratcheting provisions. The Company has not issued any notes with warrants since July 2012. Of the total of 1,158,981 warrants issued with ratcheting provisions only 95,000 were outstanding as of March 31, 2013.

Current and Deferred Income Taxes

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes were owed for either year. We filed amended tax returns for 2010 in June of 2012. We believed that filing such returns would suspend collection and enforcement efforts by both the IRS and the California Franchise Tax Board (“FTB”). We further understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012 and meanwhile has suspended collection and enforcement efforts. The FTB notified the Company by letter dated February 4, 2013 that it will take no action on our amended 2010 California return until the IRS has completed its examination. The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of its eventual audit. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.

We had no current income tax benefit in the three months ended March 31, 2013 or 2012 respectively. Deferred income tax benefit for the three months ended March 31, 2013 decreased $431,567 or 69.0%, to $239,523 from $671,390 for the three months ended March 31, 2012.

As of March 31, 2013 the Company had Long-term Deferred Income Tax Assets of $6,722,203. The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has not yet established a valuation allowance.

Net Loss

Net Loss for the three months ended March 31, 2013 was $270,277 compared to a net loss of $975,917 for the three months ended March 31, 2012. The smaller net loss was primarily due to an increase in revenue noted above and deferred tax benefit.

FINANCIAL CONDITION

Our negative working capital of $9,861,333 as of March 31, 2013 increased $145,424 from our December 31, 2012 negative working capital of $9,715,909. Accounts receivable increased from $353,993 on December 31, 2012 to $519,858 on March 31, 2013 due to an increase in billings to distributors. Our operating losses, investing activities, and repayment of $225,000 in related party loans in the three months ended March 31, 2013 were funded primarily by available cash and an increase in accounts payable and accrued expenses of $475,105.

Unrecognized Accounts Receivable

As of March 31, 2013 we have $34.6 million in unrecognized accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized accounts receivable including cost of products sold have already been reflected in our financial statements. In addition, due to loss carry forwards we should not incur current tax liabilities for a substantial portion of these unrecognized accounts receivable depending on if and when they are collected. Unrecognized accounts receivable increased by $0.2 million or 1% in the three months ended March 31, 2013 to 34.6 million compared with the $34.4 million as of December 31, 2012.    See the “ Business Model ” discussion above and the discussions of “ Revenue Recognition”, and “ Allowance for Doubtful Accounts” under the “Critical Accounting Policies” discussion below.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans.   Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams. If we are unable to do these things, our liquidity would be adversely affected and we would consider taking a variety of actions, including attempting to reduce fixed costs (for example, further reducing the size of our administrative work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing a refinancing on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due.

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes were owed for either year. We filed amended tax returns for 2010 in June of 2012. We believed that filing such returns would suspend collection and enforcement efforts by both the IRS and the FTB. We further understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012 and meanwhile has suspended collection and enforcement efforts. The FTB notified the Company by letter dated February 4, 2013 that it will take no action on our amended 2010 California return until the IRS has completed its examination. The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of its eventual audit. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.

Net cash provided by operating activities for the three months ended March 31, 2013 was $24,728 compared to $1,352,099 cash used by operating activities for the three months ended March 31, 2012. Total expenses of Complete Claims Processing, Inc. (“CCPI”) for the three months ended March 31, 2013 were $547,195. Of this total approximately $400,000 was incurred in connection with worker’s compensation claims documentation, billing and collection activities, 80% for wages and benefits, 20% for outsourced collection expenses and shared overhead expenses. Cash used by investing activities for the three months ended March 31, 2013 was $68,395 compared to cash used of $54,418 for the three months ended March 31, 2013. During the three months ended March 31, 2013 and 2012, we incurred internal software development costs for our PDRx claims management and collection system of $57,187 and $26,552 respectively and purchased property and equipment of $11,208 and $27,866 respectively. Historically, capital expenditures have been financed by cash from operating activities, equity transactions and related party loans.

Beginning cash and an increase in accounts payable and accrued expenses funded investing activities and repayment of related party debt in the three months ended March 31, 2013. An increase in PMM and Hybrid customer’s collections on the claims filed on their behalf by CCPI benefited cash flows in the three months ended March 31, 2013 and are expected to benefit cash flow in future years. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business such as workers compensation to markets with shorter collection cycles such as private insurance and Medicare.

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

Revenue Recognition

Under the following revenue models product sales are invoiced upon shipment:

•	Physician Direct Sales Model (1% of product revenues for the three months ended March 31, 2013): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

•	Distributor Direct Sales Model (28% of product revenues for the three months ended March 31, 2013): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

•	Physician Managed Model (51% of product revenues for the three months ended March 31, 2013): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices physician upon shipment to physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received.

•	Hybrid Model (20% of product revenues for the three months ended March 31, 2013): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received.

Allowance for doubtful accounts

 Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  Currently accounts receivable are comprised totally of amounts due from our distributor customers and receivables for our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected.  We individually reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that is still outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as December 31, 2012 of the collectability of invoices 120 days or more past their due dates we established an allowance for doubtful accounts of $215,346. We did not change this allowance during the three months ended March 31, 2013.

Under the Company’s physician managed model and hybrid model, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. Extended collection periods are typical in the workers compensation industry with payment extending from 45 days to in excess of five years.

Approximately 25% of workers’ compensation claims are settled within one year of claim billed date and approximately 50% cumulatively are settled within four years of claim billed date. Due to the relatively short operating history of the Company in regard to the collection of workers’ compensation claims, we cannot predict how long it will take to collect claims outstanding in excess of four years. Furthermore, due to the uncertainty as to the timing and the amount of claims settlement and collections we do not recognize revenue until cash is received. For Workers’ Compensation and Hybrid Model customers cash received and revenue recognized in any given year is comprised of collections on claims from that year and all prior years. Approximately two-thirds of cash collected and revenue recognized in a given year for Workers’ Compensation and Hybrid Model customers is from claims filed in that year.

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

Impairment of long-lived assets :

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2012 or March 31, 2013 so no long-lived asset impairment was recorded for the year ended December 31, 2012 or the three months ended March 31, 2013.

Intangible assets :

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist the intangible assets are written down to fair value as required. No impairment indicators existed at December 31, 2012 or March 31, 2013 so no intangible asset impairment was recorded for the year ended December 31, 2012 or the three months ended March 31, 2013.

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

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	March 31, 2013	March 31, 2012
Option, Warrants and Convertible Debt shares excluded	882,538	941,.357

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

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Acting Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013 and has subsequently determined that our disclosure controls and procedures were not effective as of March 31, 2013 due to certain material weaknesses as described in our Form 10-K, as filed on April 1, 2013. As a result of such material weaknesses, our disclosure controls and procedures were not effective. Our management has worked, and will continue to work to remedy the above material weaknesses in our disclosure controls and procedures.

Limitations on the Effectiveness of Disclosure Controls.

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

Changes in Internal Control over Financial Reporting.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Significant changes were and are being implemented and tested during the latter half of fiscal 2012 through the date of this report to remediate our material weaknesses in internal control over financial reporting. Management believes those measures we have implemented to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting. Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are:

1. In the first quarter of 2013, the Company instituted procedures to reconcile the PTL December 31, 2012 unrecognized accounts receivable subsidiary ledger to the general ledger. Going-forward, this process will continue on a quarterly basis.

2. Procedures will be established to timely reconcile the subsidiary ledger to the CCPI claims listing. We are in the process of actively addressing and remediating this material weakness.

3. In the first quarter of 2013, the Company instituted procedures to ensure the correct application of assumptions used in the Black-Scholes model while calculating and measuring changes in the value of equity instruments. Going-forward, this process will continue.

Except as detailed above, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

On or about January 31, 2011, Steven B. Warnecke (“Warnecke”) was hired as the Company’s Chief Financial Officer (CFO) and resigned less than five (5) months later. At the time he resigned, he cited personal reasons for his resignation. He subsequently claimed that the Company breached its Employment Agreement with him. Warnecke has commenced an arbitration proceeding before JAMS, which is currently pending. (“Arbitration”)

Warnecke is seeking, among other things, restitution of alleged unpaid salary and other alleged monies owed and the vesting of certain options to purchase shares of the Company’s common stock. The Company disputes these allegations, given that Warnecke resigned from his position. The Company contends that Warnecke has been paid all undisputed wages and benefits owed as of the date of termination, is not entitled to options that did not vest prior to his resignation and is owed nothing further by the Company. The Arbitration is currently pending before JAMS.

The parties have exchanged written discovery. Discovery is ongoing. The Company intends to vigorously dispute the claims made by Warnecke, while pursuing reasonable efforts to achieve a resolution of this matter. At this time it is not possible for the Company to predict the ultimate outcome or any definitive estimate of the amount of loss, if any.

Legal costs to date of of approximately $133,000 related to the above claim have been expensed as incurred.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2013.

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

