Form 10-Q
period 2013-06-30
Targeted Medical Pharma, Inc.
filed 2013-08-14
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 14, 2013, there were 23,933,245 shares of common stock, par value $0.001 per share, of the Registrant outstanding.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$25,949	$326,603
Inventory	703,864	478,499
Accounts Receivable (Net of Allowance for Doubtful Accounts)	312,034	353,993
Prepaid Income Taxes	900,863	900,863
Deferred Income Tax Asset (Net of Allowance)	-	251,436
Other Current Assets	421,067	217,771
Total Current Assets	2,363,777	2,529,165
Property and Equipment - Net of Accumulated Depreciation	293,552	340,096
Intangible Assets - Net of Accumulated Amortization	2,286,403	2,318,619
Deferred Income Tax Asset (Net of Allowance)	-	5,414,188
Escrow Receivable-Cambridge Medical Funding Group	123,047	-
Other Assets	-	26,679
Total Assets	$5,066,779	$10,628,747

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
Accounts Payable	$1,851,193	$2,161,021
Accrued Expenses	6,797,209	4,862,636
Notes Payable-Related Parties: Short-term	3,822,193	5,032,942
Derivative Liability	67,101	188,475
Total Current Liabilities	12,537,696	12,245,074
Notes Payable-Related Parties: Long-term (Net of discounts of $0 and $149,739 respectively)	200,000	385,709
Note Payable-Cambridge Medical Funding Group	750,000	-
Discount on Note Payable-Cambridge Medical Funding Group	(750,000)	-
Total Liabilities	12,737,696	12,630,783

Shareholders' Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,884,225 and 23,008,782 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	23,884	23,009
Additional Paid-In Capital	14,102,229	11,659,744
Accumulated Deficit	(21,797,030)	(13,684,789)
Total Shareholders' Deficit	(7,670,917)	(2,002,036)
Total Liabilities and Shareholders' Deficit	$5,066,779	$10,628,747

 The accompanying notes are an integral part of these condensed consolidated financial statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS and COMPREHENSIVE LOSS (Unaudited)

Three and Six Months ended June 30, 2013 and 2012 (unaudited)

	Three Months ended		Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues:
Product Revenue	$1,646,824	$1,331,005	$4,126,375	$2,603,815
Service Revenue	270,564	117,221	602,144	219,596
Total Revenue	1,917,388	1,448,226	4,728,519	2,823,411

Cost of Product Sold	297,452	179,678	648,931	369,671
Cost of Services Sold	438,018	441,582	985,213	886,324
Total Cost of Sales	735,470	621,260	1,634,144	1,255,995

Total Gross Profit	1,181,918	826,966	3,094,375	1,567,416

Operating Expenses:
Research and Development	34,033	30,009	66,113	57,273
Selling, General and Administrative	2,965,944	2,494,018	5,354,582	4,778,372
Total Operating Expenses	2,999,977	2,524,027	5,420,695	4,835,645

Loss from Operations	(1,818,059)	(1,697,061)	(2,326,320)	(3,268,229)

Other Income and Expense:
Interest Expense	(152,154)	(1,866,818)	(241,672)	(1,942,657)
Derivative Revaluation	33,395	-	121,374	-
Total Other Expense	(118,759)	(1,866,818)	(120,298)	(1,942,657)

Loss before Income Taxes	(1,936,818)	(3,563,879)	(2,446,618)	(5,210,886)
	-	-	-	-
Income Tax Expense (Benefit)	5,905,147	(739,056)	5,665,624	(1,410,146)
Net Loss	(7,841,965)	(2,824,823)	(8,112,242)	(3,800,740)
Comprehensive Loss	$(7,841,965)	$(2,824,823)	$(8,112,242)	$(3,800,740)

Basic and Diluted Loss Per Share	$(0.34)	$(0.13)	$(0.35)	$(0.17)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	23,396,973	21,949,576	23,204,563	21,949,576

 The accompanying notes are an integral part of these condensed consolidated financial statements.

TARGETED MEDICAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

Six Months ended June 30, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities:
Net Income	$(8,112,242)	$(3,800,740)
Adjustments:
Depreciation and Amortization	204,984	223,291
Stock Option Compensation	405,712	389,032
Stock Issued for Services	6,540	-
Deferred Income Tax Benefit	(985,202)	(1,410,146)
Allowance against Deferred Tax Assets	6,650,826	-
Interest Expense	-	-
Expensing of Note Discount	149,739	1,942,657
Derivative Liability	(121,374)	-
Changes:
Accounts Receivable	41,959	331,191
Inventory	(225,365)	(644,814)
Deferred Tax Asset	251,436	(130,947)
Prepaid Taxes	-	(102,000)
Other Assets	(203,296)	(474,693)
Accounts Payable	(309,828)	861,902
Accrued Expenses	2,207,414	-
Deferred Tax Liability	(251,436)	56,184
Net Cash Flows used by Operating Activities	(290,133)	(2,759,083)

Cash Flows from Investing Activities:
Acquisition of Intangible Assets	(102,743)	(102,255)
Purchases of Property and Equipment	(23,481)	(108,923)
Net Cash Flows used by Investing Activities	(126,224)	(211,178)

Cash Flows from Financing Activities
Notes Payable-Related Parties	-	2,885,000
Repayment of Related Party Notes	(470,000)	-
Note Payable-Cambridge (net of fees and escrow)	585,703	-
Due to Related Parties	-	(17,500)
Net Cash Flows from Financing Activities	115,703	2,867,500

Net Change in Cash and Cash Equivalents	(300,654)	(102,761)
Cash and Cash Equivalents - Beginning of Year	326,603	147,364
Cash and Cash Equivalents - June 30,2013	$25,949	$44,603

Supplemental Disclosure of Cash Flow Information
Interest Paid	$211,451	-
Income Taxes Paid	-	$102,000

Non-cash Financing Activities:
Cambridge Medical Funding Group:
Escrow Receivable	$123,047	$-
Deferred Loan Fees	41,250	-
Note Discount	750,000	-

Conversion of Notes Payable-Related Parties	$1,287,648	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Segment Information :

The Company had no revenue outside of the United States for the six months ended June 30, 2013 and 2012, respectively. The Company’s operations are organized into two reportable segments: TMP and CCPI.

·	TMP : This segment includes PTL and LIS as described above. This segment develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property and is responsible for research and development relating to medical food products and the development of software used for the dispensation and billing of medical foods, generic and branded products. The TMP segment also manages contracts and chargebacks.

·	CCPI : This segment provides point-of-care dispensing solutions and billing and collections services.

Segment Information for the three and six months ended June 30, 2013 and 2012

2013 (unaudited)	Total	TMP	CCPI
Gross Sales	$1,917,388	$1,646,824	$270,564
Gross Profit	$1,181,918	$1,349,372	$(167,454)
Comprehensive Loss	$(7,841,965)	$(7,674,511)	$(167,454)
Total Assets	$5,066,779	$5,304,515	(237,736)
less Eliminations	$-	$(222,147)	$222,147
Net Total Assets	$5,066,779	$5,082,368	$(15,589)

2012 (unaudited)	Total	TMP	CCPI
Gross Sales	$1,448,226	$1,331,005	$117,221
Gross Profit	$826,966	$1,151,327	$(324,361)
Comprehensive Loss	$(2,824,823)	$(2,500,462)	$(324,361)
Total Assets	$11,219,550	$11,459,574	$(240,024)
less Eliminations	$-	$(210,231)	$210,231
Net Total Assets	$11,219,550	$11,249,343	$(29,793)

Segment Information for the Six Months ended June 30,

2013 (unaudited)	Total	TMP	CCPI
Gross Sales	$4,728,519	$4,126,375	$602,144
Gross Profit	$3,094,375	$3,477,444	$(383,069)
Comprehensive Loss	$(8,112,242)	$(7,729,173)	$(383,069)
Total Assets	$5,066,779	$5,304,515	(237,736)
less Eliminations	$-	$(222,147)	$222,147
Net Total Assets	$5,066,779	$5,082,368	$(15,589)

2012 (unaudited)	Total	TMP	CCPI
Gross Sales	$2,823,411	$2,603,815	$219,596
Gross Profit	$1,567,416	$2,234,144	$(666,728)
Comprehensive Loss	$(3,800,740)	$(3,134,012)	$(666,728)
Total Assets	$11,219,550	$11,459,574	$(240,024)
less Eliminations	$-	$(210,231)	$210,231
Net Total Assets	$11,219,550	$11,249,343	$(29,793)

Note 2: Summary of Significant Accounting Policies

General: The accompanying unaudited condensed consolidated financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2013, the results of its operations for the six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (‘U.S. GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2012 contained in the Company’s Current Report on Form 10-K dated April 1, 2013.

The results of operations and cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year’s operation.

Going concern : The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the six months ended June 30, 2013 totaling $8,112,242 as well as accumulated deficit as of June 30, 2013 amounting to $21,797,030. Contributing to this loss was the Company's decision to fully reseve the net deferred tax assets of $6,650,826. Further, the Company does not have adequate cash and cash equivalents as of June 30, 2013 to cover projected operating costs for the next 12 months. As of June 30, 2013, the Company also owes $237,000 to the Internal Revenue Service (“IRS”) and the California Franchise Tax Board (“FTB”) for unpaid payroll taxes.  Additionally, as detailed at Note 7, the Company has an open audit with the IRS related to the 2010 amended tax returns.  Based on such and until such matter is resolved with the IRS, the IRS has issued a customary general lien on the assets of the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As a result, the Company is dependent upon further financing including receipt of the balance of $2.53 million (less escrowed amounts and fees) to be funded by Cambridge Medical Funding Group and at this time not yet funded, related party loans, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including attempting to reduce fixed costs (for example, further reducing the size of our administrative work force), curtailing or reducing planned capital additions, raising additional equity capital, borrowing additional funds, or refinancing existing indebtedness.

Principles of consolidation : The condensed consolidated financial statements include accounts of TMP and its wholly owned subsidiary, CCPI, collectively referred to as "the Company". All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, TMP and CCPI share the common operating facility, certain employees and various costs. Such expenses are principally paid by TMP. Due to the nature of the parent and subsidiary relationship, the individual financial position and operating results of TMP and CCPI may be different from those that would have been obtained if they were autonomous.

Accounting estimates : The preparation of financial statements, in conformity with U.S GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting policies that involve significant judgment and estimates which include revenue recognition, share based compensation, recoverability of intangibles, valuation of derivatives, and valuation of deferred income taxes. Actual results could differ from those estimates.

Cash Equivalents : The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value. As of June 30, 2013 and 2012 the Company had no cash equivalents.

Considerations of credit risk : Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.

Revenue Recognition :

TMP markets medical foods and generic and branded pharmaceuticals through employed sales representatives, independent distributors and pharmacies. Product sales are invoiced upon shipment at Average Wholesale Price (“AWP”), which is a commonly used term in the industry, with varying rapid pay discounts, under six models: Physician Direct Sales, Distributor Direct Sales, Physician Managed, Hybrid Models and the two Cambridge Medical Funding Group Models.

Under the following revenue models product sales are invoiced upon shipment:

·	Physician Direct Sales Model (1% of product revenues for the six months ended June 30, 2013): Under this model, a physician purchases products from TMP but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off Average Wholesale Price (“AWP”) for payment within discount terms in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

·	Distributor Direct Sales Model (28% of product revenues for the six months ended June 30, 2013): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid models described below, which can take in excess of five years to collect, we have determined that these revenues do not meet the criteria for recognition in accordance with The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. ASC 605, Revenue Recognition upon shipment. These revenues are recorded when collectability is reasonably assured, which the Company has determined is when the payment is received, which is upon collection of the claim.

·	Physician Managed Model (38% of product revenues for the six months ended June 30, 2013): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices the physician upon shipment to the physician under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received, which is upon collection of the claim.

·	Hybrid Model (20% of product revenues for the six months ended June 30, 2013): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% is applied to the outstanding balance. However, since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance. TMP recognizes revenue under this model on the date payment is received, which is upon collection of the claim.

As further detailed at Note 6, the Company has entered into two separate agreements with Cambridge Medical Funding Group, LLC (“CMFG”) related to California Workers’ Compensation (“WC”) benefit claims. Under each arrangement, we have determined per FASB ASC Topic No. 860, Transfers of Financial Assets and FASB ASC Topic No. 605 we have met the criteria for revenue recognition when payment is received, which is upon collection of the claim as described below.

•	CMFG #1 – WC Receivable Purchase Assignment Model (13% of product revenues for the six months ended June 30, 2013): Under this model, physicians who purchase products from TMP, per the Company’s Physician Managed Model will have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG at a discounted rate. Each agreement is executed among CMFG, TMP and each individual physician and serves as a master agreement for all assigned receivables by the physician to CMFG. Due to the origination of these accounts receivable being per the Company’s Physician Managed Model, CCPI services are also retained. Per the agreement the physician will satisfy its fees and financial obligations to TMP for purchase of TMP product and use of CCPI’s services by CMFG remitting funds to TMP equal to 23% of for each eligible assigned accounts receivable. CMFG has agreed to pay an amount equal to 23% of the eligible claims receivable. CMFG makes this payment directly to TMP, on behalf of the physician for the physician’s use of the Company’s medical billing and claims processing by CCPI and the physician’s financial obligation due TMP. The Company recognizes revenue on the date payment is received from CMFG. Under this arrangement the Company will receive no more than the 23% advance payment, where such payment is without recourse or future obligation for TMP to repay the 23% advanced amount back to CMFG or the physician. Actual amounts collected on the claims receivable is shared between CMFG and the physician, where the first 41% of amounts collected are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to CMFG and 25% disbursed to the physician.

•	CMFG #2 – WC Receivables Funding Assignment Model (0% of product revenues for the six months ended June 30, 2013): Under this model, the Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012 to CMFG. These accounts receivables were originally generated per either the Company’s Physician Managed Model or the Hybrid Model. Due to the origination of these accounts receivable being per the Company’s Physician Managed Model or the Hybrid Model, CCPI services are also retained. As further detailed at Note 6, Cambridge agreed to pay the Company $3.28 million ($525,000 of the $3.28 million was placed into escrow until certain performance requirements are achieved) for such assignment, which is considered a loan to the Company from CMFG secured by the future proceeds of these receivables. The balance of $2.53 million (less escrowed amounts and fees) due from Cambridge has not funded at this time. The parties continue to work toward completion but there can be no assurance of funding at this time. Failure to complete this funding could have significant negative consequences to the company. Per the arrangement, actual amounts collected on the claims receivable is shared between CMFG and the Company at a ratio of 50:50, until the $3.28 million secured loan is paid back to CMFG. Further collections after which are shared at a ratio of 55:45, where 55% is retained by the Company and 45% disbursed to CMFG. The Company recognizes their portion of retained revenue when payment is received from insurance carriers or the California State Compensation Insurance Fund which is upon collection of the claim.

In the six months ended June 30, 2013 and 2012, the Company issued billings to Physician Managed, Hybrid, and Cambridge 1 model customers aggregating $5.0 million and $3.1 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with the above billings are expensed as incurred. Direct costs associated with these billings aggregating $297,452 and $179,678, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. In accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $2,914,571 and $1,561,699 in the six months ended June 30, 2013 and 2012, respectively. The $1,160,227 of Physician Managed and Hybrid model revenue recognized in the six months ended June 30, 2013 includes $216,140 of revenue realized under the CMFG #1 – WC Receivable Purchase Assignment Model (“CMFG #1 model”) and includes $0 of revenue realized under the CMFG #2 – WC Receivables Funding Assignment Model (“CMFG #2 model”) as the agreement was finalized at the end of the quarter ended June 30, 2013. As of June 30, 2013 and December 31, 2012 we had $16.3 million and $34.4 million respectively in unrecorded accounts receivable and revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. All unpaid invoices underlying claims assigned to CMFG are excluded from unrecorded accounts receivable and revenues. The current balance of $16.3 million in unrecorded accounts receivable is net of estimated amounts of future proceeds belonging to Cambridge per the second Cambridge Agreement noted above.

CCPI receives no revenue in the physician direct or distributor direct models because it does not provide collection and billing services to these customers. In the Physician Managed and Hybrid models including CMFG #2 model, CCPI has a billing and claims processing service agreement with the physician. That agreement includes a service fee defined as a percentage of collections on all claims. Because fees are only earned by CCPI upon collection of the claim and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time that collections are received. Except with respect to the CMFG #1 model, where the Company recognizes revenue related to CCPI services upon receiving the 23% advance payment from CMFG. This differing treatment is due to the Company’s position that the 23% advance payment received by the Company under the CMFG #1 model does not include performance requirements by the Company and therefore the earnings process is complete to recognize such revenue. In the opinion of the Company, such CCPI revenue recognized for CMFG #1 model was not material for the three months or six months ended June 30, 2013.

No returns of products are allowed except products damaged in shipment, which historically have been insignificant.

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

Allowance for doubtful accounts : Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  Currently accounts receivable are comprised totally of amounts due from our distributor customers and receivables for our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected.  We individually review all accounts receivable balances and based on an assessment of current creditworthiness, estimate the portion, if any, of the balance that will not be collected.  We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on our assessment of the current status of individual accounts.  Balances that are still outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2012 of the collectability of invoices 120 days or more past their due dates we established an allowance for doubtful accounts of $215,346. There was no change to this allowance in the six months ended June 30, 2013.

Under the Company’s physician managed model and hybrid model, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client . Extended collection periods are typical in the workers compensation industry with payment terms extending from 45 days to in excess of five years. The physician remains personally liable for purchases of product from TMP and, during this long collection cycle, TMP retains a security interest in all products sold to the physician along with the claims receivable that result from sales of the products. CCPI maintains an accounting of all managed accounts receivable on behalf of the physician and regularly reports to the physician. As described above, due to uncertainties as to the timing and collectability of revenues derived from these models, revenue is recorded when payment is received, there is no related accounts receivable and therefore no allowance for doubtful accounts is necessary.

Inventory valuation : Inventory is valued at the lower of cost (first in, first out) or market and consists primarily of finished goods.

Property and equipment : Property and equipment are stated at cost. Depreciation is calculated using the straight line method over the estimated useful lives of the related assets. Computer equipment is depreciated over three to five years. Furniture and fixtures are depreciated over five to seven years. Leasehold improvements are amortized over the shorter of fifteen years or term of the applicable property lease. Maintenance and repairs are expensed as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Amenities are capitalized as leasehold improvements.

Impairment of long-lived assets : The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2012 or June 30, 2013 so no long-lived asset impairment was recorded for the year ended December 31, 2012 or the six months ended June 30, 2013.

Intangible assets : Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. No impairment indicators existed at December 31, 2012 or June 30, 2013 so no intangible asset impairment was recorded for the year ended December 31, 2012 or the six months ended June 30, 2013.

Fair value of financial instruments : The Company’s financial instruments are accounts receivable, accounts payable, notes payable, and warrant derivative liability. The recorded values of accounts receivable and accounts payable approximate their values based on their short term nature. Notes payable are recorded at their issue value or if warrants are attached at their issue value less the value of the warrant. Warrants issued with ratcheting provisions are revalued using the Black-Scholes model each quarter based on changes in the market value of our common stock and unobservable level 3 inputs.

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

Level 3 assumptions: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities including liabilities resulting from imbedded derivatives associated with certain warrants to purchase common stock.

Derivative Financial Instruments :

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC Topic 815-40 Derivatives and Hedging – Contracts in Entity’s own Equity. The Company uses the Black Scholes Merton model to calculate the fair value of the warrants recognized as derivative liabilities. The model utilizes level 3 unobservable inputs to calculate the fair value of the warrants at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in diminimus differences. Changes in value are recorded as other income or expense in the consolidated statement of operations. As of June 30, 2013, 95,000 warrants were classified as derivative liabilities as they contained ratcheting provisions. At each reporting period the warrants are re-valued and adjusted through the caption “derivative revaluation” on the consolidated statements of operations. The rest of the Company’s warrants are recorded to additional paid in capital as equity instruments.

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

For the period ended June 30, 2013 the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables. This analysis takes into account the outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices. The analysis takes into account the value of claims outstanding, the age of these claims and historical claims settlement and payment patterns. The analysis as of June 30, 2013 also took into account the impact on future collections of the agreements with Cambridge Medical Funding Group (“CMFG”), particularly the agreement of June 28, 2013. In exchange for loans of $3,280,000 the Company assigned its interest in certain pre-2013 workers compensation claims and agreed to share approximately 50% of future collections proceeds from settlement of such claims as further discussed in note 6. The unrecognized accounts receivable of $16.3 million was the result of this updated and expanded analysis. The June 28, 2013 CMFG agreement comprises 67% of the decrease in unrecognized accounts receivables in the six months ended June 30, 2013. The $16.3 million in unrecognized accounts receivable is net of estimated amounts of future proceeds belonging to Cambridge per the second Cambridge Agreement noted above.

As a result of this analysis and taking into account other information that could delay the Company’s ability to utilize its net deferred tax assets the Company decided to fully reserve the net deferred income tax assets by taking a 100% valuation allowance against these assets. The table below shows the balances for the deferred income tax assets and liabilities as of the dates indicated.

	June 30, 2013	December 31, 2012
Deferred Income Tax Asset-Short-term	$587,550	$321,084
Deferred Income Tax Liability-Short-term	(34,824)	(69,648)
Deferred Income Tax Asset-Short-term	552,726	251,436
Allowance	(552,726)	-
Deferred Income Tax Asset (Net of Allowance of $552,726 as of June 30, 2013)	-	251,436

Deferred Income Tax Asset-Long-term	7,266,196	6,491,153
Deferred Income Tax Liability-Long-term	(1,168,096)	(1,076,965)
Deferred Income Tax Asset-Long-term	6,098,100	5,414,188
Allowance	(6,098,100)	-
Deferred Income Tax Asset (Net of Allowance of $6,098,100 as of June 30, 2013)	-	5,414,188

Total Deferred Tax Asset (Net of Allowances)	$-	$5,665,624

The total valuation allowance of $6,650,826 resulted in income tax expense of $5,905,147 and $5,665,264 for the three and six month periods ended June 30, 2013 comprised of the allowance of $6,650,826 and an income tax benefit of $745,679 and $985,202, for these periods, respectively.

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized, and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more-likely-than-not would not be sustained upon examination by applicable taxing authorities.  Management of the Company has evaluated tax positions taken by the Company and has concluded that, as of June 30, 2013, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

Stock-Based Compensation : The Company accounts for stock option awards in accordance with FASB ASC Topic No. 718, Compensation-Stock Compensation. Under FASB ASC Topic No. 718, compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards. Compensation previously recorded for unvested stock options that are forfeited is reversed upon forfeiture. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC Topic No. 505-50, Equity Based Payments to Non-Employees. Accordingly, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Income Per Share : The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented where the effect would have been anti-dilutive:

	June 30, 2013	June 30, 2012
Option and Warrant shares excluded	4,017,205	1,893,444

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually, and more frequently if indicators of impairment exist. The Company adopted this ASU on February 3, 2013, as early adoption is permitted. The adoption of this ASU did not have a significant effect on our results of operations or financial position.

Note 3: Stock Based Compensation

For the six months ended June 30, 2013 and 2012, the Company recorded compensation costs for stock option grants and warrants for services amounting to $405,712 and $389,032 respectively and stock grants of $6,540 and $0, respectively. As of June 30, 2013 the Company has future compensation expense related to unvested stock option grants of $131,838 which will be recognized over an average period of 444 days. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital. No tax deduction is allowed for incentive stock options (ISO). Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the issuance of these financial statements, there was not an active public market for the Company shares. Accordingly, the fair value of the underlying shares was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the Simplified Method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The fair value of options granted in the six months ended June 30, 2013 was determined using the Black Scholes Option Pricing Model with the following assumptions:

·	Stock Price of $1.20-$1.50
·	Exercise Price of $1.20-$1.50
·	Volatility factors of 86.37% to 86.55% based on similar companies;
·	Expected terms of 5 years based on one-half of the average of the vesting term and the ten year term of the option grant;
·	A dividend rate of zero; and
·	The risk free rate was the treasury rate with a maturity of the expected term (0.75% to 1.41%).

During the six months ended June 30, 2013 the Company issued a total of 610,800 options to purchase its common stock. There were forfeitures of 85,496 option and no options were exercised. As of June 30, 2013, 2,118,276 options were exerisable with an intrinsic value of $2,181,824.

The fair value of warrants issued in the three months ended June 30, 2013 was determined using the Black Scholes Option Pricing Model with the following assumptions:

·	Stock price of $1.00 to $2.60
·	Exercise price of $2.00 to $2.60
·	Volatility factor of 86.35% to 86.55% based on similar companies;
·	Expected term of 10 years based on the term of the warrant;
·	A dividend rate of zero; and
·	The risk free rate of 0.75% to 1.41%

The fair value of warrants issued in connection with certain loans made by related parties during the six months ended June 30, 2012 was determined using the Black Scholes Option Pricing Model with the following assumptions:

·	Stock price of $2.55
·	Exercise price of $3.38
·	Volatility factor of 96.66% based on similar companies;
·	Expected term of 5 years based on the term of the warrant;
·	A dividend rate of zero; and
·	The risk free rate of 0.90%

As of June 30, 2013 the Company had outstanding warrants to purchase 3,856,464 shares of the Company’s common stock. Of these, 2,423,964 warrants were issued to a related party over a period from August 2011 through July 2012 at exercise prices ranging from $1.00 to $3.38. One of the remaining related party warrants contains provisions that require it to be accounted for as a derivative security. As of June 30, 2013 and 2012 the value of the related liability was $67,101 and $188,475 , respectively. Changes in these values are recorded as income or expense in each reporting period.

During the three months ended June 30,2013 the following warrants were issued:

On May 7, 2013 20,000 warrants were issued to ProActive Capital for services rendered in connection with capital markets advisory services of which 10,000 were vested as of June 30, 2013 with the remainder vesting in equal installments of 5,000 shares on September 30 and December 31, 2013. These warrants have an exercise price of $2.60.

On June 28, 2013 1,412,500 warrants were issued to James Giordano in connection with the Cambridge Medical Funding Group loan to the Company in the amount of $3.28 million for the assignment of certain outstanding workers’ compensation insurance claims as described elsewhere in this 10-Q. These warrants have an exercise price of $2.00. The exercisable amount is the average trading volume for the ten days prior to the exercise date but cumulatively no more than 1,412,500 warrants of common stock.

As of June 30, 2013 2,433,964 warrants collectively were exercisable. There were no warrant exercises in the three- or six-month periods ended June 30, 2013.

Note 4: Accrued Expenses

The following table summarizes the major components of the Company’s accrued expenses.

	June 30, 2013	December 31, 2012

Due to Physicians	$3,258,816	$1,800,525
Accrued Salary, Wages, Commissions and Benefits	1,791,392	957,215
Accrued Income Tax Penalties and Interest-2010	752,281	752,281
Accrued Board Fees	436,049	473,750
Acrrued-Other	558,671	878,864
Total Accrued Expense	$6,797,209	$4,862,636

Note 5:  Notes Payable – Related Parties

The following table summarizes the status of the Company’s outstanding notes as of June 30, 2013:

Issued To	Outstanding Note Amount	Maturities	Interest Rates
William Shell Survivor's Trust A	$3,300,093	Demand Notes	3.25-12.00%	(a)
Giffoni Family Trust	222,100	December 2012-June 2016	3.25-6.00%	(b)
Lisa Liebman	500,000	Demand Notes	3.25-3.95%	(c)
Total Notes Outstanding	$4,022,193

During the three months ended June 30, 2013, the William E. Shell Survivor’s Trust converted $1,000,000 of its notes into 584,795 shares of the Company’s common stock. Also during the three months ended June 30, 2013, AFH Holdings and Advisory LLC converted $287,648 (all of its outstanding notes) into 287,648 shares of the Company’s common stock.

Annual maturities of the above debt are as follows:

2013	$3,822,193
2014	$0
2015	$0
2016	$200,000
2017	$0

(a)	On December 21, 2012, the Elizabeth Charuvastra and William Shell Family Trust Dated July 27, 2006 and Amended September 29, 2006 assigned its interest in its notes listed above to the William Shell Survivor’s Trust. The William Shell Survivor's Trust then assigned its interest in certain of the notes to Lisa Liebman.

(b)	Or on the consummation of the Company’s initial public offering.

(c)	Lisa Liebman is married to William E. Shell. M.D., Chief Executive Officer of the Company.

Note 6: Cambridge Medical Funding Group, LLC – California Workers’ Compensation Funding Arrangements

The Company has entered into two separate agreements with Cambridge Medical Funding Group, LLC (“CMFG”) related to California Workers’ Compensation (“WC”) benefit claims. The Company entered into the first Cambridge agreement in order to accelerate cash flow and revenue resulting from collection of certain workers’ compensation claims which can otherwise take four or more years to be settled by the insurance companies. The Company entered into the second Cambridge agreement in order to borrow up to $3.28 million to fund current liabilities and operating expenses. The first agreement with CMFG was executed on November 20, 2012. Per this agreement, physician customers of the Company will have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG at a discounted rate. Each agreement is executed among CMFG, TMP and each individual physician, and serves as a master agreement for all assigned receivables by the physician to CMFG. Per the agreement the physician will satisfy its fees and financial obligations to TMP for purchase of TMP product and use of CCPI’s services by CMFG remitting funds to TMP for each assigned accounts receivable. CMFG has agreed to pay an amount equal to 23% of the eligible claims receivable. CMFG makes this payment directly to TMP, on behalf of the physician for the physician’s use of the Company’s medical billing and claims processing by CCPI and the physician’s financial obligation due TMP. Actual amounts collected on the claims receivable is shared between CMFG and the physician, as agreed to by both parties in the master agreement. Under this arrangement the Company does not receive any amounts collected on the claims receivable and will receive no more than the 23% advance payment, where such payment is without recourse or future obligation for TMP to repay the 23% advanced amount back to CMFG or the physician.

The second agreement with CMFG was executed on June 28, 2013. The Company and CMFG entered into four contemporaneous agreements on June 28, 2013 and, thus, are considered one arrangement. The components of the arrangement are detailed as follows:

-Assignment of Future Proceeds - The Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012 to CMFG. Per this arrangement, the Company receives a loan of $3.28 million. The arrangement also calls for $525,000 of the $3.28 million to be held in escrow until certain performance metrics are met by the Company, specifically until the $3.28 million is paid back to CMFG. Per the arrangement, actual amounts collected on the claims receivable is shared between CMFG and the Company at a ratio of 50:50, until the $3.28 million secured loan is paid. Further collections, are shared at a ratio of 55:45, where 55% is retained by the Company and 45% disbursed to CMFG. The term of the agreement is ten years from the date of execution, expiring on June 28, 2023.

-Warrants Issued to James Giordano, CEO of CMFG – The Company issued 1,412,500 common stock purchase warrants to James Giordano. The warrants can be exercised at a per share exercisable price of $2.00. The warrants are exercisable as follows:

•	Exercise Period: Commencing on the latter of six months from the June 28, 2013 and the date on which the advance of $3.28 million is fully funded.
•	Exercisable Amount: The average trading volume for the ten days prior to date of exercise but cumulatively no more than 1,412,500 warrants of common stock.

-Consulting Arrangement with James Giordano, CEO of CMFG - The Company entered into a consulting arrangement with James Giordano. In consideration for this arrangement, the agreement calls for Mr. Giordano to return 1,000,000 of the warrants in the event the $3.28 million advance is not delivered to the Company by CMFG per the terms of the arrangement. The term of the agreement is ten years from the date of execution, expiring on June 28, 2023.

-Consulting Agreement with CMFG – The Company entered into a consulting arrangement with CMFG. The agreement calls for the Company to pay a one-time fee of $64,000 upon execution of the agreement. In the event the $3.28 million advance is not delivered to the Company by CMFG per the terms of the arrangement, the $64,000 will be reduced to $15,000.

On June 28, 2013, of the $3.28 million, CMFG funded $750,000, net of the pro-rata share of $123,047 of the total escrow amount of $525,000, and the pro-rata share of origination fees in the amount of $41,250 CMFG has agreed to fund the remaining balance to the Company before July 31, 2013, net of the remaining escrow amount and remaining origination fees. The balance of $2.53 million (less escrowed amounts and fees) due from Cambridge has not funded at this time. The parties continue to work toward completion but there can be no assurance of funding at this time. Failure to complete this funding could have significant negative consequences to the company. The following table shows the allocation of the first $750,000 loan under the CMFG 2 agreement:

June 28, 2013

Cash Advanced	$585,703
Escrow Receivable	123,047
Deferred Loan Fees	41,250
Notes Payable	$750,000
Discount	(787,200)
Unapplied Discount	$(37,200)
Discount Applied to Initial Note	(750,000)
Notes Payable (net)	$-

The value of the warrant issued to James Giordano in connection with the CMFG 2 agreement was estimated to be $1,000,000 using the Black-Scholes method with varying assumptions based on the term of the warrant and the estimated annual amounts to be exercised. These assumptions included an exercise price of $2.00 per share, the TMP (OTCBB:TRGM) stock price of $1.10 on date of issue, ten year term of the warrant, risk free rate of 1.41% and a volatility factor of 86.50%. $750,000 of the associated discount of $787,200 was applied as a discount to the initial advance of $750,000 and recorded as additional paid in capital in the equity section of our balance sheet. The remainder of $37,200 will be deducted as an additional discount against the expected future advance of $2,530,000 and also recorded as additional paid in capital. These discounts will be expensed using the effective interest method over the expected repayment period of the total advances of $3,280,000.

Note 7: Contingencies

Income Taxes

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due.

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes were owed for either year. We filed amended tax returns for 2010 in June of 2012. We believed that filing such returns would suspend collection and enforcement efforts by both the IRS and the FTB. We further understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012 and meanwhile has suspended collection and enforcement efforts. The FTB notified the Company by letter dated February 4, 2013 that it will take no action on our amended 2010 California return until the IRS has completed its examination. The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of its eventual audit. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.  While we do not expect an initial adverse ruling, if that were to occur, we would pursue the arbitration and appeal processes available to us under U.S. and California tax regulations. If the ultimate disposition is unfavorable to the Company we would likely not be in a position to pay the outstanding liabilities and could incur additional income tax liabilities for tax years subsequent to 2010.

We believe we have presented a compelling case in support of our amended 2010 tax returns and do not expect an initial adverse ruling, but we cannot predict the outcome of the IRS examination or any examination by the FTB. If our position is rejected we would owe $4.6 million plus additional interest and penalties and would likely incur liabilities for income taxes in subsequent years. As of June 30, 2013 we are showing $900,863 in prepaid taxes on our balance sheet which we expect to receive as refunds if the outcome of the examination is favorable to the Company. If not, then this asset would be removed from our balance sheet.

Legal Proceedings

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

Legal costs to date of approximately $137,000 related to the above claim have been expensed as incurred.

Note 8: Subsequent Events

On July 22, 2013 shareholders of the Company approved an amendment to its articles of incorporation allowing it to effect a reverse stock split at a ratio between one to two and one to ten. If the Board determines to effect the Reverse Split, the intent is to increase the stock price of our Common Stock, which is currently trading on the Over-the-Counter Bulletin Board (“OTCBB”), to a level sufficiently above the minimum bid price requirement that is required for initial listing on both The Nasdaq Capital Market and the NYSE MKT LLC.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “ Risk Factors ”, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business;

•	the commercial success and market acceptance of any of our products;

•	the potential impact of our agreement with CMFG;

•	the maintenance of our products in the FDA National Drug Code database;

•	the timing and outcome of clinical studies;

•	the outcome of potential future regulatory actions, including inspections from the FDA;

•	unexpected regulatory changes, including unanticipated changes to workers compensation state laws and/or regulations;

•	the expectation that we will be able to maintain adequate inventories of our commercial products;

•	the results of our internal research and development efforts;

•	the adequacy of our intellectual property protections and expiration dates on our patents and products;

•	the inability to attract and retain qualified senior management and technical personnel;

•	the potential impact, if any, of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 on our business;

•	our plans to develop other product candidates; and

•	other specific risks referred to in the section entitled “ Risk Factors ”.

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

Recent Developments

•	On April 2, 2013 the Company announced the promotion of David Silver, M.D., to the newly created position of president and chief operating officer, where he will oversee the Company’s expansion efforts and daily operations, while continuing his responsibilities as executive vice president of medical and scientific affairs.
•	On April 18, 2013 the Company announced that its S-1 registration statement, which registered up to 25,723,395 shares of common stock for resale by selling stockholders on a delayed or continuous basis, had cleared comments with the United States Securities and Exchange Commission and accordingly the Registration Statement was declared effective on April 19, 2013. The Company did not receive any proceeds from the sale of the Shares by the selling stockholders.
•	On June 28, 2013 the Company entered into an agreement to secure $3.28 million from the securitization of certain aged receivables through an agreement with New Jersey-based Cambridge Medical Funding Group, LLC (“CMFG”). CMFG funded $750,000 less fees and escrow amounts on June 29, 2013 and agreed to fund the balance before July 31, 2013. The balance of $2.53 million (less escrowed amounts and fees) due from Cambridge has not funded at this time. The parties continue to work toward completion but there can be no assurance of funding at this time. Failure to complete this funding could have significant negative consequences to the company. Based in Glen Rock, New Jersey, Cambridge Medical Funding Group provides specialized finance solutions to hospitals, surgical centers and medical providers, funds receivables and providing guaranteed upfront payments to these providers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF LOSS

Three Months ended June 30, 2013 and 2012

	Three Months		Three Months
	June 30,		June 30,

	2013	% of Sales	2012	% of Sales

Total Revenue	$1,917,388	100.0%	$1,448,226	100.0%
Total Cost of Sales	735,470	38.4%	621,260	42.9%
Total Gross Profit	1,181,918	61.6%	826,966	57.1%
Total Operating Expenses	2,999,977	156.5%	2,524,027	174.3%
Loss from Operations	(1,818,059)	(94.8)%	(1,697,061)	(117.2)%
Total Other Expense	(118,759)	(6.2)%	(1,866,818)	(128.9)%
Loss before Taxes	(1,936,818)	(101.0)%	(3,563,879)	(246.1)%
Income Tax Expense (Benefit)	5,905,147	308.0%	(739,056)	(51.0)%
Net Loss	$(7,841,965)	(409.0)%	$(2,824,823)	(195.1)%

Revenue

Reported product revenue for PMM and Hybrid customers includes cash applied during the three month periods to open invoices (regardless of year originally invoiced) for the respective periods. Reported product revenue is further described in the following schedule:

Product Revenues	3 Months ended	June 30,		June 30,
		2013		2012
	Revenue
	Recognition		% of		% of
	Basis		Sales		Sales
PMM/Hybrid	cash	1,160,227	70.5%	807,170	60.6%
Direct/Distributor	accrual	486,597	29.5%	523,836	39.4%
Total Product Revenue		1,646,824	100.0%	1,331,006	100.0%

Service revenue increased $153,343 from $117,221 in the prior year period to $270,564 due to increased collections.

Cost of Products Sold

The reported cost of products sold for the three months ended June 30, 2013 increased $117,774 from $179,678 for the three months ended June 30, 2012 to $297,452 and the percentage of cost of product sold to reported product revenue increased from 13.5% for the three months ended June 30, 2012 compared to 18.1% for the three months ended June 30, 2013. This increased percentage is primarily due to a higher proportion of collections from our Hybrid customers. The actual cost of product as a percent of products invoiced during the three months ended June 30, 2013 was 9.9% compared with 5.0% in the prior year period due to a higher concentration of Distributor and Hybrid billings both of which are more highly discounted compared with PMM billings and to an increase in the discount rate on PMM billings. The difference between these figures and the 18.1% and 13.5% described above is attributable to the timing differences due to our revenue recognition policy. The following table illustrates the revenue recognition timing impact on cost of products sold:

Cost of Products Sold

	3 Months ended	June 30,	June 30,
		2013	2012

Reported Product Revenue		1,646,824	1,331,005
Cost of Product Sold % of Reported Revenue		18.1%	13.5%

PMM & Hybrid Billings	Unrecognized	2,527,641	3,079,155
Direct & Distributor Billings	Recognized	486,597	518,281
Total Billings		3,014,238	3,597,436
Cost of Product Sold	Recognized	297,452	179,678
Cost of Product Sold % of Billings		9.9%	5.0%

Cost of Product Sold % of Reported Revenue		8.2%	8.5%
attributable to timing differences

Cost of Services Sold

The cost of services sold for the three months ended June 30, 2013 decreased $3,564, from $441,582 for the three months ended June 30, 2012 to $438,018. These costs were relatively flat year over year because we maintained our billing and collections staff at prior year levels. While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods. Of the total cost of services sold, approximately $360,000 was incurred in connection with worker’s compensation claims documentation, billing and collection activities, 80% for wages and benefits, and 20% for outsourced collection expenses and shared overhead expenses.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 increased $471,950 to $2,999,977 from $2,524,027 for the three months ended June 30, 2012 but decreased from 174.3% of revenue to 156.5% of revenue due to timing differences in recognizing expenses and revenues. Operating expenses consist of research and development expense, and selling, general and administrative expenses. The increase in operating expenses was primarily due to an increase in selling, general and administrative expense. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2013 increased $4,024 to $34,033 from $30,009 for the three months ended June 30, 2012. The level of expense varies from year to year depending on the number of clinical trials that we have in progress.

Selling, General and Administrative Expense

Selling, general and administrative expense, including facility expenses, professional fees, marketing, office expenses, and travel and entertainment for the three months June 30, 2013 increased $472,926 to $2,965,944 from $2,494,018 for the three months ended June 30, 2012. The increase in general and administrative expense was primarily due to increases in payroll, travel, legal, insurance, public relations and investor relations expenses.

Other Income and Expense

Other income and expense includes interest expense, amortization of discounts on notes payable and derivative revaluation expense. Interest expense decreased $1,714,664 in the three months ended June 30, 2013 from $1,866,818 in the three months ended June 30, 2012 primarily due to the expensing of discounts on related party notes payable when those were converted from long-term to demand notes in 2012. Interest expense is comprised of interest expense and discounts on notes payable issued with warrants . Derivative revaluation income was $33,395 in the three months ended June 30, 2013 compared with $0 in the 2012 period. This income represents a reduction in derivative liability during the three months ended June 30, 2013 in connection with certain warrants issued in July 2012 that contained ratcheting provisions. Of the total of 1,158,981 warrants issued with ratcheting provisions only 95,000 were outstanding as of June 30, 2013.

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

We had no current income tax benefit in the three months ended June 30, 2013 or 2012 respectively. Deferred income tax expense for the three months ended June 30, 2013 increased $6,644,203 or 899.0%, to $5,905,147 from a benefit of $739,056 for the three months ended June 30, 2012. The reason for this increase was the decision by the Company to fully reserve its net deferred tax assets of $6,650,826.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $6,650,826.

Net Loss

Net Loss for the three months ended June 30, 2013 was $7,841,965 compared to a net loss of $2,824,283 for the three months ended June 30, 2012. The larger net loss was primarily due to the $5,905,147 income tax expense resulting from the 100% valuation allowance of $6,650,826 offset by the deferred tax benefit of $745,679, and from higher operating expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

TARGETED MEDICAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF INCOME

Six Months ended June 30, 2013 and 2012

	Six Months		Six Months
	June 30,		June 30,

	2013	% of Sales	2012	% of Sales
Total Revenue	$4,728,519	100.0%	$2,823,411	100.0%
Total Cost of Sales	1,634,144	34.6%	1,255,995	44.5%
Total Gross Profit	3,094,375	65.4%	1,567,416	55.5%
Total Operating Expenses	5,420,695	114.6%	4,835,645	171.3%
Loss from Operations	(2,326,320)	(49.2)%	(3,268,229)	(115.8)%
Total Other Expense	(120,298)	(2.5)%	(1,942,657)	(68.8)%
Loss before Taxes	(2,446,618)	(51.7)%	(5,210,886)	(184.6)%
Income Tax Expense (Benefit)	5,665,624	119.8%	(1,410,146)	(49.9)%
Net Loss	$(8,112,242)	(171.6)%	$(3,800,740)	(134.6)%

Revenue

Reported product revenue for PMM and Hybrid customers includes cash applied during the six month periods to open invoices (regardless of year originally invoiced) for the respective periods. Reported product revenue is further described in the following schedule:

	6 Months ended	June 30,		June 30,
		2013		2012
	Revenue
	Recognition		1 % of		1 % of
	Basis		Sales		Sales
PMM/Hybrid	cash	2,914,571	70.6%	1,561,699	60.0%
Direct/Distributor	accrual	1,211,804	29.4%	1,042,115	40.0%
Total		4,126,375	100.0%	2,603,814	100.0%

Service revenue increased $382,548 from $219,596 in the prior year period to $602,144 due to increased collections.

Cost of Products Sold

The reported cost of products sold for the six months ended June 30, 2013 increased $279,260 from $369,671 to $648,931 and the percentage of cost of product sold to reported product revenue increased from 14.2% for the six months ended June 30, 2012 compared to 15.7% for the six months ended June 30, 2013. This increased percentage is primarily due to a higher proportion of collections from our Hybrid customers. The actual cost of product as a percent of products invoiced during the six months ended June 30, 2013 was 10.7% compared with 4.9% in the prior year period due to a higher concentration of Distributor and Hybrid billings both of which are more highly discounted compared with PMM billings and to an increase in the discount rate on PMM billings. The difference between these figures and the 15.7% and 14.2% described above is attributable to the timing differences due to our revenue recognition policy. The following table illustrates the revenue recognition timing impact on cost of products sold:

	6 Months ended	June 30,	June 30,
		2013	2012

Reported Product Revenue		4,126,375	2,603,814
Cost of Product Sold % of Reported Revenue		15.7%	14.2%

PMM & Hybrid Billings	Unrecognized	4,828,826	6,432,622
Direct & Distributor Billings	Recognized	1,211,804	1,042,115
Total Billings		6,040,630	7,474,737
Cost of Product Sold	Recognized	648,931	369,671
Cost of Product Sold % of Billings		10.7%	4.9%

Cost of Product Sold % of Reported Revenue		5.0%	9.3%
attributable to timing differences

Cost of Services Sold

The cost of services sold for the six months ended June 30, 2013 increased $98,889, from $886,324 for the six months ended June 30, 2012 to $985,213. These costs increased primarily because we outsourced a portion of our collections activity beginning in the second half of 2012. While expenses are recognized in the period incurred, our fee is recognized upon the collection of the claim on behalf of the physician client, which may occur in future periods. Of the total cost of services sold approximately $800,000 was incurred in connection with worker’s compensation claims documentation, billing and collection activities, 80% for wages and benefits, 20% for outsourced collection expenses and shared overhead expenses.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 increased $585,050 to $5,420,695 from $4,835,645 for the six months ended June 30. 2012 but decreased from 171.3% of revenue to 114.6% of revenue due to timing differences in recognizing expenses and revenues. Operating expenses consist of research and development expense, and selling, general and administrative expenses. The increase in operating expenses was primarily due to an increase in selling, general and administrative expense. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2013 increased $8,840, to $66,113 from $57,273 for the six months ended June 30, 2012. The level of expense varies from year to year depending on the number of clinical trials that we have in progress.

Selling, General and Administrative Expense

Selling, general and administrative expense, including facility expenses, professional fees, marketing, office expenses, and travel and entertainment for the six months June 30, 2013 increased $576,201 to $5,354,582 from $4,778,372 for the six months ended June 30, 2012. The increase in general and administrative expense was primarily due to increases in payroll, travel, legal, insurance, public relations and investor relations expenses.

Other Income and Expense

Other income and expense includes interest expense, amortization of discounts on notes payable and derivative revaluation expense. Interest expense decreased $1,700,985 to $241,672 in the six months ended June 30, 2013 from $1,942,657 in the six months ended June 30, 2012 primarily due to the expensing of discounts on related party notes payable when those were converted from long-term to demand notes. Interest expense is comprised of interest expense and discounts on notes payable issued with warrants . Derivative revaluation income was $121,374 in the six months ended June 30, 2013 compared with $0 in the 2012 period. This income represents a reduction in derivative liability during the six months ended June 30, 2013 in connection with certain warrants issued in July 2012 that contained ratcheting provisions. Of the total of 1,158,981 warrants issued with ratcheting provisions only 95,000 were outstanding as of June 30, 2013.

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

We had no current income tax benefit in the six months ended June 30, 2013 or 2012 respectively. Deferred income tax expense for the six months ended June 30, 2013 increased $7,075,770 or 501.8%, to $5,665,624 from a benefit of $1,410,146 for the six months ended June 30, 2012. The reason for this increase was the decision by the Company to fully reserve its net deferred tax assets of $6,650,826.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $6,650,826.

Net Loss

Net Loss for the six months ended June 30, 2013 was $8,112,242 compared to a net loss of $3,800,740 for the six months ended June 30, 2012. The larger net loss was primarily due to the $5,665,624 income tax expense resulting from the 100% valuation allowance of $6,650,826 offset by the deferred tax benefit of $985,202.

FINANCIAL CONDITION

Unrecognized Accounts Receivable

As of June 30, 2013 we have $16.3 million in unrecognized accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized accounts receivable including cost of products sold have already been reflected in our financial statements. In addition, due to loss carry forwards we should not incur current tax liabilities for a substantial portion of these unrecognized accounts receivable depending on if and when they are collected. Unrecognized accounts receivable decreased by $18.1 million or 53% in the six months ended June 30, 2013 to $16.3 million compared with the $34.4 million as of December 31, 2012. For the period ended June 30, 2013 the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables. This analysis takes into account the outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices. The analysis takes into account the value of claims outstanding, the age of these claims and historical claims settlement and payment patterns. The analysis as of June 30, 2013 also took into account the impact on future collections of the agreements with Cambridge Medical Funding Group (“CMFG”), particularly the agreement of June 28, 2013. In exchange for loans of $3,280,000 the Company assigned its interest in certain pre-2013 workers compensation claims and agreed to share approximately 50% of future collections proceeds from settlement of such claims. The unrecognized accounts receivable of $16.3 million was the result of this updated and expanded analysis. The June 28, 2013 CMFG agreement comprises 67% of the decrease unrecognized accounts receivables in the six months ended June 30, 2013. See the “ Business Model ” discussion above and the discussions of “ Revenue Recognition”, and “ Allowance for Doubtful Accounts” under the “Critical Accounting Policies” discussion below.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans.   As noted above, we entered into an agreement with CMFG that provides for loans of $3.28 million of which $750,000 less fees and escrow amounts was received on June 28, 2013. The balance of $2.53 million (less escrowed amounts and fees) due from Cambridge has yet not funded at this time. The parties continue to work toward completion but there can be no assurance of funding at this time. Failure to complete this funding could have significant negative consequences to the company. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, receipt of the balance of the loan due from CMFG, development of revenue streams with shorter collection times and accelerating collections on our physician managed and hybrid revenue streams. If we are unable to do these things, our liquidity would be adversely affected and we would consider taking a variety of actions, including attempting to reduce fixed costs (for example, further reducing the size of our administrative work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing a refinancing on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due.

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes were owed for either year. We filed amended tax returns for 2010 in June of 2012. We believed that filing such returns would suspend collection and enforcement efforts by both the IRS and the FTB. We further understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012 and meanwhile has suspended collection and enforcement efforts. The FTB notified the Company by letter dated February 4, 2013 that it will take no action on our amended 2010 California return until the IRS has completed its examination. The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of its eventual audit. There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.  While we do not expect an initial adverse ruling, if that were to occur, we would pursue the arbitration and appeal processes available to us under U.S. and California tax regulations. If the ultimate disposition is unfavorable to the Company we would likely not be in a position to pay the outstanding liabilities and could incur additional income tax liabilities for tax years subsequent to 2010.

We believe we have presented a compelling case in support of our amended 2010 tax returns and do not expect an initial adverse ruling, but we cannot predict the outcome of the IRS examination or any examination by the FTB. If our position is rejected we would owe $4.6 million plus additional interest and penalties and would likely incur liabilities for income taxes in subsequent years. As of June 30, 2013 we are showing $900,863 in prepaid taxes on our balance sheet which we expect to receive as refunds if the outcome of the examination is favorable to the Company. If not then this asset would be removed from our balance sheet.

Net cash used by operating activities for the six months ended June 30, 2013 was $290,133 compared to $2,759,083 cash used by operating activities for the six months ended June 30, 2012. Cash used by investing activities for the six months ended June 30, 2013 was $126,224 compared to cash used of $211,178 for the six months ended June 30, 2013. During the six months ended June 30, 2013 and 2012, we incurred internal software development costs for our PDRx claims management and collection system of $102,743 and $102,255 respectively and purchased property and equipment of $23,481 and $108,923 respectively. Historically, capital expenditures have been financed by cash from operating activities, equity transactions and related party loans.

Beginning cash and an increase in accrued expenses funded operating expenses, investing activities and repayment of related party debt in the six months ended June 30, 2013. An increase in PMM and Hybrid customer’s collections on the claims filed on their behalf by CCPI benefited cash flows in the six months ended June 30, 2013 and are expected to benefit cash flow in future years. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business such as workers compensation to markets with shorter collection cycles such as private insurance and Medicare.

OFF-BALANCE SHEET ARRANGEMENTS

Our second agreement with Cambridge Medical Funding Group (CMFG 2) is an off-balance sheet arrangements that could have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. Under this agreement certain workers’ compensation claims have been assigned to CMFG in exchange for loans to the Company. In addition to repaying these loans the Company would share future collections with CMFG reducing the availability of future income to fund the operations of the Company.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Acting Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013 and has subsequently determined that our disclosure controls and procedures were not effective as of June 30, 2013 due to certain material weaknesses as described in our Form 10-K, as filed on April 1, 2013. As a result of such material weaknesses, our disclosure controls and procedures were not effective. Our management has worked, and will continue to work to remedy the above material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting.

Management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Significant changes were and are being implemented and tested during the latter half of fiscal 2012 through the date of this report to remediate our material weaknesses in internal control over financial reporting. Management believes those measures we have implemented to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting. Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are:

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

Except as detailed above, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Legal costs to date of approximately $137,000 related to the above claim have been expensed as incurred.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 2013.

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

