Form 10-Q
period 2013-09-30
Targeted Medical Pharma, Inc.
filed 2013-11-13
CIK 1420030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-53071

TARGETED MEDICAL PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5863618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2980 Beverly Glen Circle, Los Angeles, California	90077
(Address of principal executive offices)	(Zip Code)

(310) 474-9809
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of November 13, 2013
Common stock, $0.001 par value	24,164,680

TARGETED MEDICAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS

Cash	$167,873	$326,603
Accounts receivable, net	397,236	353,993
Inventories	603,812	478,499
Prepaid income taxes	900,863	900,863
Deferred income tax asset	—	251,436
Escrow receivable	123,047	—
Other current assets	252,354	217,771

TOTAL CURRENT ASSETS	2,445,185	2,529,165

Property and equipment, net	259,615	340,096
Intangible assets, net	2,226,468	2,318,619
Deferred income tax asset	—	5,414,188
Other assets	—	26,679

TOTAL ASSETS	$4,931,268	$10,628,747

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,237,157	$2,161,021
Accrued liabilities	7,743,144	4,862,636
Notes payable, current portion, net	3,997,286	5,032,942
Derivative liability	44,755	188,475

TOTAL CURRENT LIABILITIES	14,022,342	12,245,074

Notes payable, less current portion, net	—	385,709

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value: 20,000,000 shares authorized;
no shares issued and outstanding
Common stock, $0.001 par value: 100,000,000 shares authorized;
24,004,680 shares issued and outstanding as of September 30, 2013;
23,008,782 shares issued and outstanding at December 31, 2012	24,005	23,009
Additional paid-in capital	14,404,616	11,659,744
Accumulated deficit	(23,519,695)	(13,684,789)

TOTAL STOCKHOLDERS' DEFICIT	(9,091,074)	(2,002,036)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,931,268	$10,628,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Product revenue	$1,949,844	$1,812,306	$6,076,219	$4,416,121
Service revenue	244,550	264,226	846,694	483,822
Total revenue	2,194,394	2,076,532	6,922,913	4,899,943

COST OF SALES
Cost of product sold	195,033	639,071	843,963	1,008,742
Cost of services sold	438,040	477,225	1,423,254	1,363,549
Total cost of sales	633,073	1,116,296	2,267,217	2,372,291

Gross profit	1,561,321	960,236	4,655,696	2,527,652

OPERATING EXPENSES
Research and development	103,604	36,816	169,717	94,089
Selling, general and administrative	2,962,346	2,431,049	8,316,928	7,209,421
Total operating expenses	3,065,950	2,467,865	8,486,645	7,303,510

Loss from operations	(1,504,629)	(1,507,629)	(3,830,949)	(4,775,858)

OTHER INCOME (EXPENSES)
Interest expense	(239,102)	(326,587)	(480,775)	(2,269,244)
Change in fair value of warrant liability	22,344	10,777	143,720	10,777
Total other expenses	(216,758)	(315,810)	(337,055)	(2,258,467)

Loss before income taxes	(1,721,387)	(1,823,439)	(4,168,004)	(7,034,325)

Income tax expense (benefit)	1,278	(581,996)	5,666,902	(1,992,142)

NET LOSS	$(1,722,665)	$(1,241,443)	$(9,834,906)	$(5,042,183)

Basic and diluted net loss per common share	$(0.07)	$(0.06)	$(0.42)	$(0.23)

Basic and diluted weighted average common shares outstanding	23,947,343	22,010,446	23,454,877	21,970,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,834,906)	$(5,042,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107,758	139,467
Amortization	201,399	185,700
Amortization of debt discount	303,993	2,133,847
Stock-based compensation to employees and directors	690,751	662,981
Stock-based compensation to consultants	17,469	—
Deferred income tax benefit	(1,606,673)	(1,992,142)
Allowance against deferred tax assets	7,272,297	—
Change in fair value of warrant derivative liability	(143,720)	(10,777)
Changes in operating assets and liabilities:
Accounts receivable	(43,243)	345,440
Inventories	(125,313)	(358,381)
Prepaid income taxes	—	(102,000)
Other current assets	6,667	(54,365)
Other assets	26,679	(20,000)
Accounts payable	76,136	1,514,400
Accrued liabilities	2,880,508	—

Net cash used in operating activities	(170,198)	(2,598,013)

Cash flows from investing activities:
Acquisition of intangible assets	(109,248)	(145,779)
Purchase of property and equipment	(27,277)	(111,862)

Net cash used in investing activities	(136,525)	(257,641)

Cash flows from financing activities:
Proceeds from notes payable - related parties	—	2,980,000
Payments and decrease on notes payable - related parties	(437,710)	—
Proceeds from notes payable, net	585,703	—
Payments due to related parties	—	(267,500)

Net cash provided by financing activities	147,993	2,712,500

Net decrease in cash	(158,730)	(143,154)

Cash at beginning of period	326,603	147,364

Cash at end of period	$167,873	$4,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$353,299	—
Cash paid during the period for income taxes	—	$102,000

Non cash investing and financing activities:
Cambridge Medical Funding Group:
Escrow receivable	$123,047	—
Deferred loan fees	$41,250	—
Note discount from issuance of warrant in connection with notes payable	$750,000	—

Issuance of common stock from conversion of notes payable, related parties	$1,287,648	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

1. DESCRIPTION OF BUSINESS

Targeted Medical Pharma, Inc. (the “Company”), also doing business as Physician Therapeutics (“PTL”), is a specialty pharmaceutical company that develops and commercializes nutrient and pharmaceutical based therapeutic systems.  The Company also does business as Laboratory Industry Services (“LIS”), which is a facility for the performance of diagnostic testing.  On July 30, 2007, the Company formed Complete Claims Processing, Inc. (“CCPI”), a wholly owned subsidiary which provides billing and collection services on behalf of physicians for claims to insurance companies, governmental agencies, and other medical payers.

Segment Information:

The Company had no revenue outside of the United States for the nine months ended September 30, 2013 and 2012, respectively.  The Company’s operations are organized into two reportable segments: TMP and CCPI.

⋅      TMP: This segment includes PTL and LIS.  TMP develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors.  TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property, is responsible for research and development relating to medical food products and development of software used for the dispensation and billing of medical foods, generic and branded products.  The TMP segment also manages contracts and chargebacks.

⋅      CCPI: This segment provides point-of-care dispensing solutions and billing and collections services.

Results for the three and nine months ended September 30, 2013 and 2012, are reflected in the table below:

For the three months ended September 30,

	Total	TMP	CCPI
2013 (unaudited)
Gross sales	$2,194,394	$1,949,844	$244,550
Gross profit (loss)	$1,561,321	$1,754,811	$(193,490)
Net loss	$(1,722,665)	$(1,529,175)	$(193,490)
Total assets	$4,931,268	$4,536,294	$394,974

2012 (unaudited)
Gross sales	$2,076,532	$1,812,306	$264,226
Gross profit (loss)	$960,236	$1,173,235	$(212,999)
Net loss	$(1,241,443)	$(1,028,444)	$(212,999)
Total assets	$11,063,776	$11,023,061	$40,715

For the nine months ended September 30,

	Total	TMP	CCPI
2013 (unaudited)
Gross sales	$6,922,913	$6,076,219	$846,694
Gross profit (loss)	$4,655,696	$5,232,255	$(576,559)
Net loss	$(9,834,906)	$9,258,347	$(576,559)
Total assets	$4,931,268	$4,536,294	$394,974

2012 (unaudited)
Gross sales	$4,899,943	$4,416,121	$483,822
Gross profit (loss)	$2,527,652	$3,407,379	$(879,727)
Net loss	$(5,042,183)	$(4,162,456)	$(879,727)
Total assets	$11,063,776	$11,023,061	$40,715

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

2. LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  The Company reported losses for the nine months ended September 30, 2013, totaling $9,834,906 as well as an accumulated deficit as of September 30, 2013, amounting to $23,519,695.  Contributing to this loss was the Company's decision to fully reserve the net deferred tax assets of $6,650,826 during the quarter ended June 30, 2013.  Further, the Company does not have adequate cash to cover projected operating costs for the next 12 months.  Additionally, as detailed at Note 10, the Company has an open audit with the IRS related to the 2010 amended tax returns. Until such matter is resolved with the IRS, the IRS has issued a customary general lien on the assets of the Company.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In October 2013, the Company completed a debt financing in which it raised $2.45 million (See Note 11).  However, in order to ensure the continued viability of the Company, either future equity financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital.  No assurances can be made that the Company will be successful obtaining the equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America.  The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes.  The actual results experienced by the Company may differ materially from our estimates.  The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  The condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Results of the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Principles of Consolidation

The condensed consolidated financial statements include accounts of TMP and its wholly owned subsidiary, CCPI (collectively referred to as "the Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  In addition, TMP and CCPI share the common operating facility, certain employees and various costs.  Such expenses are principally paid by TMP.  Due to the nature of the parent and subsidiary relationship, the individual financial position and operating results of TMP and CCPI may be different from those that would have been obtained if they were autonomous.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents.  The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.  As of September 30, 2013 and 2012, the Company had no cash equivalents.

Considerations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Revenue Recognition

TMP markets medical foods and generic and branded pharmaceuticals through employed sales representatives, independent distributors, and pharmacies.  Product sales are invoiced upon shipment at Average Wholesale Price (“AWP”), which is a commonly used term in the industry, with varying rapid pay discounts, under six models: Physician Direct Sales, Distributor Direct Sales, Physician Managed, Hybrid Models, and the two Cambridge Medical Funding Group Models.

Under the following revenue models, product sales are invoiced upon shipment:

Physician Direct Sales Model (4% of product revenues for the nine months ended September 30, 2013): Under this model, a physician purchases products from TMP, but does not retain CCPI’s services.  TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms, in accordance with the product purchase agreement.  The physicians dispense the product and perform their own claims processing and collections.  TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement.  In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP.  In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.  The physician is responsible for payment directly to TMP.

Distributor Direct Sales Model (22% of product revenues for the nine months ended September 30, 2013): Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services.  TMP invoices distributors upon shipment under terms which include a significant discount off AWP.  TMP recognizes revenue under this model on the date of shipment at the net invoice amount.  In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP.  In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Physician Managed Model (37% of product revenues for the nine months ended September 30, 2013): Under this model, a physician purchases products from TMP and retains CCPI’s services.  TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement, which includes a security interest for TMP in the products and receivables generated by the dispensing of the products.  The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below).  CCPI submits a claim for reimbursement on behalf of the physician client.  The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client.  In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement.  In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP.  In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Hybrid Model (24% of product revenues for the nine months ended September 30, 2013): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below).  The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients.  In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP.  In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Since we are in the early stage of our business, as a courtesy to our physician clients, our general practice has been to extend the rapid pay discount from our Physician Managed and Hybrid models beyond the initial term of the invoice until the invoice is paid and not to apply a late payment fee to the outstanding balance.

Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid models, which can take in excess of five years to collect, we have determined that these revenues do not meet the criteria for recognition, in accordance with The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. ASC 605, Revenue Recognition (“ASC 605”), upon shipment.  These revenues are recorded when collectability is reasonably assured, which the Company has determined is when the payment is received, which is upon collection of the claim.

The Company has entered into two separate agreements with Cambridge Medical Funding Group, LLC (“CMFG”) related to California Workers’ Compensation (“WC”) benefit claims.  Under each arrangement, we have determined that pursuant to FASB ASC Topic No. 860, Transfers of Financial Assets and ASC 605 we have met the criteria for revenue recognition when payment is received, which is upon collection of the claim as described below.

CMFG #1 – WC Receivable Purchase Assignment Model (“CMFG #1”) (13% of product revenues for the nine months ended September 30, 2013): Under this model, physicians who purchase products from TMP under the Company’s Physician Managed Model will have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG at a discounted rate.  Each agreement is executed among CMFG, TMP, and each individual physician, and serves as a master agreement for all assigned receivables by the physician to CMFG.  Since these accounts receivable originated from the Company’s Physician Managed Model, CCPI’s services are also retained.  The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, are satisfied directly by CMFG, usually within seven (7) days of transmission of the accounts receivable to CMFG.  CMFG has agreed to pay an amount equal to 23% of eligible assigned accounts receivable as an advance payment.  CMFG makes this payment directly to TMP, on behalf of the physician. TMP applies this payment to the physician’s fees, financial obligations due to CCPI for the physician’s use of the Company’s medical billing and claims processing services, and the physician’s financial obligation due to TMP for the cost of the product.  The Company recognizes revenue on the date payment is received from CMFG.  Under CMFG #1, the Company only receives the 23% advance payment, where such payment is without recourse or future obligation for TMP to repay the 23% advanced amount back to CMFG or the physician.  Actual amounts collected on the assigned accounts receivable are shared between CMFG and the physician, where the first 41% of amounts collected are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to the physician and 25% is disbursed to CMFG.

CMFG #2 – WC Receivables Funding Assignment Model (“CMFG #2”) (0% of product revenues for the nine months ended September 30, 2013): Under this model, the Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012, to CMFG.  These accounts receivables were originally generated from either the Company’s Physician Managed Model or the Hybrid Model.  Since these accounts receivable originated from the Company’s Physician Managed Model or the Hybrid Model, CCPI’s services are also retained.  As further detailed at Note 7, CMFG agreed to pay the Company $3.2 million for such assignment, which is considered a loan to the Company from CMFG secured by the future proceeds of these receivables.  The balance of $2.45 million due from CMFG was funded on October 1, 2013.  As detailed in Note 7, actual amounts collected on the claims receivable is shared between CMFG and the Company based upon a predetermined schedule, until the $3.2 million secured loan is paid back to CMFG.  Further collections are shared at a ratio of 55:45, where 55% is retained by the Company and 45% disbursed to CMFG.  The Company recognizes revenue when payment is received from the insurance carriers or the California State Compensation Insurance Fund.

During the nine months ended September 30, 2013 and 2012, the Company issued billings to Physician Managed, Hybrid, and CMFG #1 model customers aggregating $6.7 million and $10.0 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements at the time of such billings.  Direct costs associated with the above billings are expensed as incurred.  Direct costs associated with these billings, aggregating $843,963 and $1,008,742, respectively, were expensed in the accompanying condensed consolidated financial statements at the time of such billings.  In accordance with the Company’s revenue recognition policy, the Company recognized revenues from certain of these customers when cash was collected, aggregating $4,290,417 and $2,892,866 during the nine months ended September 30, 2013 and 2012, respectively.  The $4,290,417 of Physician Managed and Hybrid model revenue recognized during the nine months ended September 30, 2013, includes $837,771 of revenue recognized under CMFG #1 and includes no revenue under CMFG #2.  As of September 30, 2013, and December 31, 2012, we had $14.8 million and $34.4 million, respectively, in unrecorded accounts receivable that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers.  All unpaid invoices underlying claims assigned to CMFG pursuant to CMFG #1 are excluded from unrecorded accounts receivable.  The current balance of $14.8 million in unrecorded accounts receivable is net of estimated amounts of future proceeds belonging to CMFG pursuant to CMFG #2.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

CCPI receives no revenue in the Physician Direct or Distributor Direct models because it does not provide collection and billing services to these customers.  In the Physician Managed and Hybrid models, including CMFG #2, CCPI has a billing and claims processing service agreement with the physician.  The billing and claims processing agreement includes a service fee that is based upon a percentage of collections on all claims.  Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid.  Under CMFG #1 the Company recognizes revenue related to CCPI’s services upon receipt of the 23% advance payment from CMFG.

No returns of products are allowed except for products damaged in shipment, which historically have been insignificant.

The rapid pay discounts to the AWP amount offered to the physician or distributor vary based upon the expected payment term from the physician or distributor.  The discounts are derived from the Company’s historical experience of the collection rates from internal sources and updated for facts and circumstances and known trends and conditions in the industry, as appropriate.  As described in the various models, we recognize provisions for rapid pay discounts in the same period in which the related revenue is recorded.  We believe that our current provisions appropriately reflect our exposure for rapid pay discounts.  These rapid pay discounts have typically ranged from 40% to 88% of AWP

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently, accounts receivable are comprised of amounts due from our distributor customers and receivables from our PDRx equipment.  The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance. Balances that are still outstanding after we have used reasonable collection efforts will be written off.  Based on an assessment as of December 31, 2012, of the collectability of invoices, we established an allowance for doubtful accounts of $215,346.  There was no change to this allowance in the nine months ended September 30, 2013.

Under the Company’s Physician Managed Model and Hybrid Model, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client.  Extended collection periods are typical in the workers compensation industry with payment terms extending from 45 days to in excess of five years.  The physician remains personally liable for purchases of product from TMP and TMP retains a security interest in all products sold to the physician, and the resulting claims receivable from sales of the products.  CCPI maintains an accounting of all managed accounts receivable on behalf of the physician.  As described above, due to uncertainties as to the timing and collectability of revenues derived from these models, revenue is recorded when payment is received, there is no related accounts receivable, and therefore no allowance for doubtful accounts is necessary.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Inventory Valuation

Inventory is valued at the lower of cost (first in, first out) or market and consists primarily of finished goods.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.  Computer equipment is depreciated over three to five years.  Furniture and fixtures are depreciated over five to seven years.  Leasehold improvements are amortized over the shorter of fifteen years or term of the applicable property lease.  Maintenance and repairs are expensed as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized.  When property and equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  Amenities are capitalized as leasehold improvements.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed.  No impairment indicators existed at December 31, 2012, or September 30, 2013, so no long-lived asset impairment was recorded for the year ended December 31, 2012, or the nine months ended September 30, 2013.

Intangible Assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives.  Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years.  Internally developed software is amortized over three to five years.  Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist.  If impairment indicators exist, the intangible assets are written down to fair value as required.  The Company has one intangible asset with an indefinite life which is a domain name for medical foods.  No impairment indicators existed at December 31, 2012, or September 30, 2013, so no intangible asset impairment was recorded for the year ended December 31, 2012, or the nine months ended September 30, 2013.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Level 3 assumptions: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities including liabilities resulting from imbedded derivatives associated with certain warrants to purchase common stock.

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC Topic 815-40 Derivatives and Hedging – Contracts in Entity’s own Equity (“ASC 815-40”).  Pursuant to ASC 815-40, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability instead of as equity.  The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model.  The model utilizes Level 3 unobservable inputs to calculate the fair value of the warrants at each reporting period.  The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences.  The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the consolidated statement of operations.  As of September 30, 2013, 95,000 warrants were classified as derivative liabilities.  Each reporting period the warrants are re-valued and adjusted through the caption “change in fair value of warrant liability” on the consolidated statements of operations.  The Company’s remaining warrants are recorded to additional paid in capital as equity instruments.

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

For the period ended September 30, 2013, the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables.  This analysis takes into account the outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices.  The analysis takes into account the value of claims outstanding, the age of these claims, and historical claims settlement and payment patterns.  The analysis as of September 30, 2013, also took into account the impact on future collections of the agreements with CMFG, particularly the agreement of June 28, 2013, as amended.  In exchange for loans of $3.2 million the Company assigned its interest in certain pre-2013 workers compensation claims and agreed to share approximately 50% of future collections proceeds from settlement of such claims.  The unrecognized accounts receivable of $14.8 million was the result of this updated and expanded analysis.  The June 28, 2013, CMFG agreement comprises 61% of the decrease in unrecognized accounts receivables in the nine months ended September 30, 2013.  The $14.8 million in unrecognized accounts receivable is net of estimated amounts of future proceeds belonging to CMFG pursuant to CMFG #2.

As a result of this analysis and taking into account other information that could delay the Company’s ability to utilize its net deferred tax assets during the quarter ended June 30, 2013, the Company decided to fully reserve the net deferred income tax assets by taking a full valuation allowance against these assets.  The table below shows the balances for the deferred income tax assets and liabilities as of the dates indicated.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

	September 30, 2013	December 31, 2012
Deferred income tax asset-short-term	$638,298	$321,084
Deferred income tax liability-short-term	(17,412)	(69,648)
Deferred income tax asset-short-term	620,886	251,436
Allowance	(620,886)	-
Deferred income tax asset, net	-	251,436

Deferred income tax asset-long-term	7,667,931	6,491,153
Deferred income tax liability-long-term	(1,016,520)	(1,076,965)
Deferred income tax asset-long-term	6,651,411	5,414,188
Allowance	(6,651,411)	-
Deferred income tax asset, net	-	5,414,188

Total deferred tax asset, net	$-	$5,665,624

During the three and nine months ended September 30, 2013, the Company recognized income tax expense of $1,278 and $5,666,902, respectively.  Income tax expense was primarily due to the total valuation allowance of $7,272,297.  The $7,272,297 valuation allowance includes the income tax benefit derived by the Company during the three and nine months ended September 30, 2013, of $621,471 and $1,606,673, respectively.  As such, the effect of the valuation allowance attributed to $5,665,624 of the Company’s aggregate income tax expense.  The remaining income tax expense of $1,278, which was incurred during the three months ended September 30, 2013, was due to the FTB’s annual minimum tax.

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of September 30, 2013, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share.  Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of September 30, 2013, and December 31, 2012:

	September 30,
	2013	2012
Warrants	3,856,465	3,487,946
Stock options	2,669,641	2,008,091
Convertible promissory notes	—	335,448
	6,526,106	5,831,485

Research and Development

Research and development costs are expensed as incurred.  In instances where we enter into agreements with third parties for research and development activities, we may prepay fees for services at the initiation of the contract.  We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed.  Most contract research agreements include a ten year records retention and maintenance requirement.  Typically, we expense 50% of the contract amount within the first two years of the contract and 50% over the remainder of the record retention requirements under the contract based on our experience on how long the clinical trial service is provided.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company’s critical accounting policies that involve significant judgment and estimates include revenue recognition, share based compensation, recoverability of intangibles, valuation of derivatives, and valuation of deferred income taxes.  The actual results could differ from management’s estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Recent Accounting Pronouncements

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

4. STOCK-BASED COMPENSATION

In January 2011 the Company’s stockholders approved the Company’s 2011 Stock Incentive Plan (the “Plan”), which provided for the issuance of a maximum of three million (3,000,000) shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants.  On August 26, 2013, subject to stockholder approval, the Company’s Board of Directors approved a two million (2,000,000) share increase in the number of shares issuable under the Plan.  Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant.  The options expire between 5 and 10 years from the date of grant.  Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

During the three and nine months ended September 30, 2013, the Company had stock-based compensation expense of $302,508 and $690,751, respectively, related to issuances to the Company’s employees and directors, included in reported net loss.  The total amount of stock-based compensation for the nine months ended September 30, 2013, of $690,751, included expenses related to restricted stock grants valued at $133,040 and stock options valued at $557,711.  During the three and nine months ended September 30, 2012, the Company had stock-based compensation expense included in reported net loss of $273,949 and $662,981, respectively.  The total amount of stock-based compensation for the nine months ended September 30, 2013, of $662,981, included restricted stock grants valued at $100,000 and stock options valued at $562,981.

A summary of stock option activity for the nine months ended September 30, 2013, is presented below:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Life (years)	Value

December 31, 2011	1,400,909	1,583,091	$2.73	8.68	$489,637
Grants	(435,353)	435,353	$1.06
Net exercises	—	(248,007)	$2.82
Restricted stock awards	(100,000)	—

December 31, 2012	865,556	1,770,437	$2.31	8.10	$1,113,383
Amendment of 2011 SIP	2,000,000	—
Grants	(1,048,300)	1,048,300	$1.34
Cancellations and forfeitures	149,096	(149,096)	$2.13
Restricted stock awards	(123,455)	—

September 30, 2013	1,842,897	2,669,641	$1.94	7.28	$90,771

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.  There have not been any options exercised during the nine months ended September 30, 2013.  During the year ended December 31, 2012, net exercises resulted in the issuance of 108,021 shares of common stock.

All options that the Company granted during the nine months ended September 30, 2013 and 2012, were granted at the per share fair value on the grant date.  Vesting of options differs based on the terms of each option.  The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model.  As of the issuance of these financial statements, there was not an active public market for the Company’s shares.  Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities.  The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted.  Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Nine Months Ended September 30,
	2013	2012
Weighted average risk free interest rate	0.51% – 1.32%	0.65% - 1.03%
Weighted average life (in years)	3.5 – 5.0	5
Volatility	71% - 87%	97%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$1.11	$0.73

A summary of the changes in the Company’s nonvested options during the nine months ended September 30, 2013, is as follows:

		Weighted
	Number of	Average Fair
	Non-vested	Value at Grant	Intrinsic
	Options	Date	Value

Non-vested at December 31, 2012	157,045	$0.65	$187,500
Granted in 9 months ended September 30, 2013	1,048,300	$0.78	$1,500
Forfeited in 9 months ended September 30, 2013	39,615	$1.19	$2,000
Vested in 9 months ended September 30, 2013	1,028,230	$0.73	$6,000
Non-vested at September 30, 2013	137,500	$0.84	$-
Exercisable at September 30, 2013	2,532,141	$1.00	$90,771
Outstanding at September 30, 2013	2,669,641	$0.99	$90,771

As of September 30, 2013, total unrecognized compensation cost related to unvested stock options was $100,749.  The cost is expected to be recognized over a weighted average period of 1.39 years.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

5. WARRANTS

During the nine months ended September 30, 2013, a total of 1,432,500 warrants, at an average exercise price of $2.01 per share, were issued.  Included in this amount are 1,412,500 warrants issued to James Giordano, CEO of CMFG, in connection with the June 28, 2013 loan to the Company by CMFG (See Note 7).  The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 0.75% – 2.52%, five to ten years and 71.54% – 86.35%, respectively.  Warrants granted during the year ended December 31, 2012, were valued using an expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 0.85% – 0.95%, five years and 96.66%, respectively.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

The following table summarizes information about common stock warrants outstanding at September 30, 2013:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.00	1,710,000	3.74	$1.00	1,710,000	$1.00
$2.00	1,412,500	4.74	$2.00	—	$2.00
$2.60	20,000	4.60	$2.60	15,000	$2.60
$3.38	713,965	3.32	$3.38	713,965	$3.38

$1.00 - 3.38	3,856,465	4.03	$1.82	2,438,965	$1.71

Included in the Company’s outstanding warrants are 2,423,964 warrants that were issued to a related party over the period from August 2011 through July 2012 at exercise prices ranging from $1.00 to $3.38.  One of the related party warrants contains provisions that require it to be accounted for as a derivative security.  As of September 30, 2013, and December 31, 2012, the value of the related liability was $44,755 and $188,475, respectively. Changes in these values are recorded as income or expense during the reporting period that the change occurs.

6. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2013, and December 31, 2012, are comprised of the following:

	September 30, 2013	December 31, 2012

Due to physicians	$3,795,640	$1,800,525
Accrued salaries and director fees	2,704,367	1,430,965
Accrued income tax penalties and interest	752,281	752,281
Other	490,856	878,865
Total accrued liabilities	$7,743,144	$4,862,636

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

7. NOTES PAYABLE

Notes payable at September 30, 2013, and December 31, 2012, are comprised of the following:

	September 30, 2013	December 31, 2012
Notes payable to William Shell Survivor's Trust (a)	$3,161,651	$4,396,276
Notes payable to Giffoni Family Trust (b)	181,381	336,666
Notes payable to Lisa Liebman (c)	500,000	500,000
Note payable to AFH Holdings and Advisory, LLC (d)	—	335,448
Note payable to Cambridge Medical Funding Group, LLC (e)	750,000	—
Total notes payable	4,593,032	5,568,390
Less: debt discount	(595,746)	(149,739)
	3,997,286	5,418,651
Less: current portion	(3,997,286)	(5,032,942)
Notes payable – long-term portion	$—	$385,709

(a)  Between January 2011 and December 2012, William E. Shell, M.D., the Company’s Chief Executive Officer, Chief Scientific Officer, greater than 10% shareholder and a director, loaned $5,132,334 to the Company.  As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of (i) $4,982,334 to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”), and (ii) $150,000 to the William Shell Survivor’s Trust (the “Survivor’s Trust”).  On December 21, 2012, all notes issued to the Family Trust were assigned to the Survivor’s Trust (the “WS Trust Notes”) which in turn assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman.  The WS Trust Notes accrue interest at rates ranging between 3.25% and 12.0% per annum.  The principal on the WS Trust Notes is payable on demand and interest is payable on a quarterly basis.

An aggregate of 2,423,965 warrants to purchase shares of the Company’s common stock were either issued to or subsequently assigned to the Survivor’s Trust, at exercise prices ranging between $1.00 and $3.38 per share, as additional consideration for entering into the loan agreements.  The Company recorded debt discount in the amount of $2,091,538 as the estimated value of the warrants.  The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method.  During the nine months ended September 30, 2013 and 2012, interest expense of nil and $2,066,275, respectively, was recorded from the debt discount amortization.

During the three and nine months ended September 30, 2013, the Company incurred interest expense, excluding amortization of debt discount, of $35,230 and $124,578, respectively, on the WS Trust Notes.  During the three and nine months ended September 30, 2012, the Company incurred interest expense, excluding amortization of debt discount, of $49,888 and $114,313, respectively.  At September 30, 2013, and December 31, 2012, accrued interest on the WS Trust Notes totaled nil and $182,067, respectively.

(b)  Between January 2011 and December 2012, Kim Giffoni the Company’s Executive Vice President of Foreign Sales and Investor Relations, greater than 10% shareholder and a director, loaned $300,000 to the Company.  As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of $300,000 (the “Giffoni Notes”).  The Giffoni Notes accrue interest at rates ranging between 3.25% and 6.0% per annum.  The principal and interest on the Giffoni Notes is payable over the next nine months with bi-weekly payments of $10,000.  During the three and nine months ended September 30, 2013, the Company incurred interest expense of $1,560 and $7,376, respectively, on the Giffoni Notes.  During the three and nine months ended September 30, 2012, the Company incurred interest expense of $3,856 and $11,485, respectively.  At September 30, 2013, and December 31, 2012, accrued interest on the Giffoni Notes totaled nil and $27,330, respectively.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

(c)   On December 21, 2012 the William Shell Survivor’s Trust assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman (the “Liebman Notes”), a related party.  Lisa Liebman is married to Dr. Shell.  The Liebman Notes accrue interest at rates ranging between 3.25% and 3.95% per annum.   The principal and interest on the Liebman Notes is payable on demand.  During the three and nine months ended September 30, 2013, the Company incurred interest expense on the Liebman Notes of $4,837 and $14,353, respectively.  At September 30, 2013, and December 31, 2012, accrued interest on the Liebman Notes totaled $36,307 and $21,954, respectively.

(d)   On July 20, 2012, the Company issued a $585,448 convertible promissory note to AFH Holding and Advisory, LLC, a Delaware limited liability company (“AFH Holding”) in consideration of amounts advanced by AFH Holding to the Company.  The AFH Holding promissory note accrued interest at a rate of 8.5% per annum and was convertible at a price equal to the lessor of (i) $1.00 or (ii) the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.  On April 22, 2013, AFH Holding converted the remaining outstanding principal, of $287,648, into 287,648 shares of the Company’s common stock.  During the three and nine months ended September 30, 2013, the Company incurred interest expense of nil and $7,502, respectively, on the AFH Holding promissory note.  During the three and nine months ended September 30, 2012, the Company incurred interest expense of $5,624.  At December 31, 2012, accrued interest on the AFH Holding Note totaled $5,919.

(e)  On June 28, 2013, the Company and CMFG entered into four contemporaneous agreements and thus are considered one arrangement.  The components of the agreements are detailed as follows:

⋅     Workers’ Compensation Receivables Funding, Assignment and Security Agreement (CA), as amended – The Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012 (the “Funded Receivables”), to CMFG.  In exchange, the Company received a loan of $3.2 million.  Until such time as CMFG has been repaid the entire $3.2 million, the monthly division of collections on Funded Receivables will be distributed as follows:  First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to CMFG to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if CMFG receives less than $175,000 in a given month); Third, to CMFG in an amount up to $175,000; Fourth, to the Company in an amount of $125,000; Fifth, to CMFG and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Once CMFG has received payment of $3.2 million in collections from Funded Receivables, the Funded Receivables will cease to be distributed as described above, and will instead be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; and Second, to CMFG and the Company, the remainder of the Funded Receivables split at a ratio of 45% to 55%, respectively.

⋅     Common Stock Warrant to James Giordano, CEO of CMFG – The Company issued a ten (10) year warrant to purchase 1,412,500 shares of common stock at an exercise price of $2.00 per share (the “Giordano Warrant”) as consideration for consulting services performed by Mr. Giordano, as described below.   The warrants are exercisable on the latter of (i) six months from June 28, 2013, and (ii) the date on which the advance of $3.2 million is fully funded.  Further, the exercisable amount is limited to the average trading volume for the ten days prior to date of exercise (but cumulatively no more than 1,412,500 warrants).

⋅     Professional Services and Consulting Agreement with Mr. Giordano – The Company entered into a consulting arrangement with Mr. Giordano for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing.  Mr. Giordano’s only form of compensation for his consulting services was the issuance of the Giordano Warrant.  The consulting agreement terminates at such time as all the obligations or contemplated transactions detailed in the Giordano Warrant have been satisfied.

⋅     Professional Services and Consulting Agreement with CMFG – The Company entered into a consulting arrangement with CMFG for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing.  The agreement calls for the Company to pay a one-time fee of $64,000 upon execution of the agreement.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

On June 28, 2013, of the $3.2 million, CMFG funded $750,000, net of an escrow amount of $123,047 and a share of loan origination fees in the amount of $41,250.   The remaining balance, including the release of the escrowed amount, was funded on October 1, 2013 (See Note 11).

The following table shows the allocation of the first $750,000 loan under the Funded Receivables agreement:

Cash advanced	$585,703
Escrow receivable	123,047
Deferred loan fees	41,250
Notes payable	750,000
Estimated discount	(787,200)
Unapplied discount	(37,200)
Discount applied to initial note	(750,000)
Notes payable, net	$-

The Company recorded debt discount in the amount of $750,000 based on the estimated fair value of the warrants issued to Mr. Giordano in connection with the Funded Receivables loan.   The balance of the estimated discount, of $37,200, will be deducted as an additional discount against the future advance.  The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method.  During the three and nine months ended September 30, 2013, interest expense of $154,253 was recorded from the debt discount amortization.

8. RELATED PARTY TRANSACTIONS

Notes Payable

As of September 30, 2013, and December 31, 2012, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $3,843,035 and $5,580,390, respectively (See Note 7).

9. EQUITY TRANSACTIONS

On April 22, 2013, AFH Holding converted $287,648, which represented the remaining principal balance of its notes, into 287,648 shares of the Company’s common stock.  Additionally, on June 4, 2013, the William Shell Survivor’s Trust converted $1,000,000 of its notes into 584,795 shares of the Company’s common stock.

10.  COMMITMENTS AND CONTINGENCIES

Income Taxes

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due.

As a result of our assessment that for certain sales collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes.  The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes were owed for either year.  We filed amended tax returns for 2010 in June of 2012.  We believed that filing such returns would suspend collection and enforcement efforts by both the IRS and the FTB.  We further understood that filing such returns would likely result in tax audits on the part of both agencies.  The IRS commenced its audit in November 2012 and meanwhile has suspended collection and enforcement efforts.  The FTB notified the Company by letter dated February 4, 2013, that it will take no action on our amended 2010 California return until the IRS has completed its examination.  The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of its eventual audit.  There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts. If an initial adverse ruling were to occur, we would pursue the arbitration and appeal processes available to us under U.S. and California tax regulations.  If the ultimate disposition is unfavorable to the Company, we would likely not be in a position to pay the outstanding liabilities and could incur additional income tax liabilities for tax years subsequent to 2010.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

We believe we have presented a compelling case in support of our amended 2010 tax returns but we cannot predict the outcome of the IRS examination or any examination by the FTB.  If our position is rejected we would owe $4.6 million plus additional interest and penalties and would likely incur liabilities for income taxes in subsequent years.  As of September 30, 2013, we have recorded $900,863 in prepaid taxes on our balance sheet which we expect to receive as refunds if the outcome of the examination is favorable to the Company.  If not, then this asset would be removed from our balance sheet.

Leases

The Company leases its operating facility under a lease agreement expiring February 28, 2015 at the rate of $13,900 per month and several smaller storage spaces on a month-to-month basis. The Company, as lessee, is required to pay for all insurance, repairs and maintenance, and any increases in real property taxes over the lease period on the operating facility.

Legal Proceedings

The Company is a party to various legal proceedings, including the one noted in this section.   At present, the Company believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends.  However, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur.   Unfavorable resolutions could include substantial monetary damages.   Were unfavorable resolutions to occur, the possibility exists for a material adverse impact on our business, results of operations, financial position, and overall trends.   Management might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments.   However, the Company has not reached this conclusion with respect to any particular matter at this time.

On or about January 31, 2011, Steven B. Warnecke was hired as the Company’s Chief Financial Officer and resigned less than five (5) months later.  At the time he resigned, he cited personal reasons for his resignation.  He subsequently claimed that the Company breached its Employment Agreement with him.  Mr. Warnecke has commenced an arbitration proceeding before JAMS, which is currently pending (the “Arbitration”).

The Company disputes these allegations, given that Mr. Warnecke resigned from his position. The Company contends that Mr. Warnecke has been paid all undisputed wages and benefits owed as of the date of termination and is owed nothing further by Company.  The Company believes the lawsuit is without merit and vigorously defended itself, while pursuing reasonable efforts to achieve a resolution of this matter. The Company is in the process of entering into a confidential settlement with Mr. Warnecke, reached as a result of a confidential mediation with a retired Justice of the California Court of Appeal, and subsequent confidential settlement discussions.  At this time, the Company estimates that the amount of loss will be $275,000.  During the quarter ended September 30, 2013, the Company recorded a $275,000 adjustment for the probable outcome of this uncertainty.

Legal costs to date of approximately $74,000 related to the above claim have been expensed as incurred.

11. SUBSEQUENT EVENTS

On October 1, 2013, simultaneous with an assignment of the Workers’ Compensation Receivables Funding, Assignment and Security Agreement (CA), dated June 27, 2013, as amended by a First Amendment, dated as of September 30, 2013, by CMFG to Raven Asset-Based Opportunity Fund I LP, a Delaware limited partnership (“Raven”), the Company received the balance due from the Funded Receivables agreement.  The Company received cash of $2,449,897, net of fees and a release of the escrow funds of $123,047.

As additional consideration, Raven received a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Company accounted for the additional issuance of warrants as a modification of the original award issued June 28, 2013.   The Company recorded additional debt discount in the amount of $175,521 based on the estimated fair value of the Raven warrant and the unapplied discount on the Giordano Warrant.  The debt discount is being amortized as non-cash interest expense over the initial term of the debt using the effective interest method.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

The following table shows the allocation of loans under the Funded Receivables agreement:

	June 28, 2013	October 1, 2013	Total

Cash advanced	$585,703	$2,449,897	$3,035,600
Escrow receivable	123,047	(123,047)	-
Deferred loan fees	41,250	123,150	164,400
Notes payable	750,000	2,450,000	3,200,000
Discount	(787,200)	(138,321)	(925,521)
Unapplied discount	(37,200)	37,200	-
Discount applied to note	(750,000)	(175,521)	(925,521)
Notes payable, net	$-	$2,274,479	$2,274,479

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K dated April 1, 2013.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

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
•     our plans to develop other product candidates; and
•     other specific risks referred to in the section entitled “Risk Factors ”.

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward-looking statements or other information contained herein.

Information regarding market and industry statistics contained in this Quarterly Report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the section entitled “Risk Factors” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

Recent Developments

On June 28, 2013, the Company entered into an agreement to secure $3.2 million from the securitization of certain aged receivables through an agreement with CMFG.  CMFG funded $750,000 less fees and escrow amounts on June 29, 2013, and funded the balance on October 1, 2013.  Based in Glen Rock, New Jersey, CMFG provides specialized finance solutions to hospitals, surgical centers and medical providers, funds receivables and provides guaranteed upfront payments to these providers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,
		% of		% of
	2013	Sales	2012	Sales

Total revenue	$2,194,394	100.0%	$2,076,532	100.0%
Total cost of sales	633,073	28.8%	1,116,296	53.8%
Gross profit	1,561,321	71.2%	960,236	46.2%
Total operating expenses	3,065,950	139.7%	2,467,865	118.8%
Loss from operations	(1,504,629)	(68.6)%	(1,507,629)	(72.6)%
Total other expenses	(216,758)	(9.9)%	(315,810)	(15.2)%
Loss before income taxes	(1,721,387)	(78.4)%	(1,823,439)	(87.8)%
Income tax expense (benefit)	1,278	0.1%	(581,996)	(28.0)%
NET LOSS	$(1,722,665)	(78.5)%	$(1,241,443)	(59.8)%

Revenue

During the three months ended September 30, 2013 and 2012, the Company recognized total revenue of $2,194,394 and $2,076,532, respectively.  Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment.  Total revenues were comprised as follows:

	Three Months Ended September 30,
		% of		% of
		total		total
	2013	revenue	2012	revenue
Total product revenue	$1,949,844	88.9%	$1,812,306	87.3%
Total service revenue	244,550	11.1%	264,226	12.7%
Total revenue	$2,194,394	100.0%	$2,076,532	100.0%

Product sales are invoiced upon shipment at AWP under six models, as described in Note 3 to our condensed consolidated financial statements: Physician Direct Sales, Distributor Direct Sales, Physician Managed, Hybrid, CMFG #1 and CMFG #2 (collectively, the “Cambridge Models”) Models.  Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed, Hybrid and Cambridge Models, which can take in excess of five years to collect, we have determined that these revenues do not meet the criteria for recognition, in accordance with ASC 605, upon shipment.  These revenues are recorded when collectability is reasonably assured, which the Company has determined is when the payment is received, regardless of the year originally invoiced (the “Cash Method”). Conversely, product sales under the Company’s Physician Direct and Distributor Direct Models are recognized upon shipment (the “Accrual Method”). As a result, the Company’s basis of recognizing revenue is a hybrid of the cash and accrual methods.

The Company recognized product revenue for the three months ended September 30, 2013 and 2012, of $1,949,844 and $1,812,306, respectively.  The distribution of product revenue between the cash and the accrual method of revenue recognition is as follows:

	Three Months Ended September 30,
		% of		% of
		product		product
Revenue recognition method	2013	revenue	2012	revenue
Cash method	$1,375,846	70.6%	$1,338,789	73.9%
Accrual method	573,998	29.4%	473,517	26.1%
Total product revenue	$1,949,844	100.0%	$1,812,306	100.0%

The increase in total product revenue is attributed to an increased emphasis on collection efforts at CCPI combined with an increase in customers. In addition to product revenue, which is recognized in the TMP segment, the Company also recognizes service revenue from billing and collection services in its CCPI segment.  The Company recognized service revenue for the three months ended September 30, 2013 and 2012, of $244,550 and $264,226, respectively.  In the Physician Managed, Hybrid, and CMFG #2 Models CCPI provides billing and collection services.  In consideration for its services, CCPI receives a service fee that is based upon a percentage of gross collections.  Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid.  Under CMFG #1, in which CCPI also provides billing and collection services, CCPI recognizes revenue upon receipt of the 23% advance payment from CMFG.  The slight decrease in service revenue of $19,676, from $264,226 in the prior year period to $244,550, is attributed to a lesser amount of services fees earned pursuant to the CMFG #1 Model.

Cost of Products Sold

The reported cost of products sold for the three months ended September 30, 2013, decreased $444,038 to $195,033 from $639,071 for the three months ended September 30, 2012.  The cost of product sold as a percentage of reported product revenue decreased to 10.0% from 35.3% for the three months ended September 30, 2012.  This decreased percentage is primarily due to the timing of when product was expensed in 2012.   The actual cost of product, as a percentage of product invoiced during the three months ended September 30, 2013, was 8.0% compared with 17.5% in the prior year period due to the timing of when product was expensed, a higher concentration of Distributor and Hybrid billings, both of which are more highly discounted compared with PMM billings, and to an increase in the discount rate on PMM billings.   The difference between these figures and the 10.0% and 35.3% described above is attributable to the timing differences caused by our revenue recognition policy. The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of products sold:

	Three Months Ended September 30,
	2013	2012
Derived from Condensed Consolidated Statements of Operations:
Reported product revenue	$1,949,844	$1,812,306
Cost of product sold	$195,033	$639,071

Cost of product sold as a % of reported revenue	10.0%	35.3%

Derived from Actual Billings (net of rapid pay discounts):
Cash method billings	$1,853,741	$3,169,212
Accrual method billings	573,998	473,517
Total actual billings	$2,427,739	$3,642,729
Cost of product sold	$195,033	$639,071

Cost of product sold as a % of actual billings	8.0%	17.5%

Cost of product sold as a % of reported revenue attributable to timing differences	2.0%	17.7%

Cost of Services Sold

The cost of services sold for the three months ended September 30, 2013, decreased $39,185, to $438,040 from $477,225 for the three months ended September 30, 2012.  The decrease in cost of services sold is primarily attributed to a reduction in depreciation and amortization expense of $46,945.  The Company also experienced a modest decrease in salaries and employee benefits.  Consistent with prior periods, salaries and employee benefits comprise approximately 80% of the total amount of cost of services sold.  During the three months ended September 30, 2013 and 2012, salaries and employee benefits were $353,881 and $376,501, respectively, resulting in an additional decrease of $22,620.  Salaries and employee benefits included in cost of services sold continue to remain fairly constant because we have maintained a billing and collections staff at or near prior year levels with only modest increases in gross salaries.

Operating Expenses

Operating expenses for the three months ended September 30, 2013, increased $598,085, to $3,065,950 from $2,467,865 for the three months ended September 30, 2012.   Further, operating expenses as a percentage of total revenue increased to 139.7% of revenue from 118.8% of revenue in part due to timing differences between the recognition of expenses and revenues.  Operating expenses consist of research and development expense, and selling, general and administrative expenses.  The increase in operating expenses was primarily due to an increase in selling, general and administrative expense of $531,297.  Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2013, increased $66,788 to $103,604 from $36,816 for the three months ended September 30, 2012.  The level of expense varies from year to year depending on the number of clinical trials that we have in progress.  During the three months ended September 30, 2013, the Company entered into a clinical study with the University of Cincinnati Physicians Company, LLC, an Ohio nonprofit, limited liability company, on the effects of Theramine in the prevention of migraine headaches.  The financial obligations attributed to this clinical study were the primary cause of the increase in research and development expenses during the periods.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $2,962,346 and $2,431,049 for the three months ended September 30, 2013 and 2012, respectively.   As reflected in the table below, the increase in SG&A was primarily the result of the following three expense categories; salaries and employee benefits, professional fees, and depreciation and amortization.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change

Salaries and employee benefits	$1,915,060	$1,655,103	$259,957	15.7%
Professional fees	615,368	284,807	330,561	116.1%
Rent	57,619	54,745	2,874	5.2%
Insurance	86,433	90,193	(3,760)	(4.2)%
Depreciation & amortization	100,686	51,443	49,243	95.7%
General and administrative	187,180	294,758	(107,578)	(36.5)%
Total selling, general and administrative expenses	$2,962,346	$2,431,049	$531,297	21.9%

The $259,957 increase in salaries and employee benefits is primarily attributed to the estimated cost of a severance agreement that the Company negotiated with its former CFO, Steve Warnecke, during the three months ended September 30, 2013.  As a result of the proposed severance agreement, the Company recognized $275,000 in compensation expense.

The second largest component of our SG&A is professional fees, which, compared to the three months ended September 30, 2012, increased by $330,561.  The increase in professional fees is primarily due to an increase in legal and consulting fees.  During the three months ended September 30, 2013, the Company was a party to several employment related lawsuits and a lawsuit with a former vendor.  As a result of these lawsuits, legal fees related to litigation experienced a significant increase over the three months ended September 30, 2012.  During January 2013 the Company engaged a consultant for assistance in attaining Medicaid approval of four of the Company’s products: Theramine, Sentra AM, Sentra PM and AppTrim.  During the three months ended September 30, 2013, the Company recognized $30,000 in fees related to this consulting contract.  Finally, as a result of a consulting agreement with a financial advisor, which the Company terminated during the three months ended September 30, 2013, the Company incurred a one-time fee of $100,000.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years.  During the three months ended September 30, 2013, depreciation and amortization increased by $49,243.  The increase in depreciation and amortization is attributed to the timing of when assets are placed in service.

Other Income and Expense

Other income and expense includes interest expense, amortization of discounts on notes payable, and changes in the fair value of the Company’s warrant derivative liability.  Interest expense decreased $87,485 in the three months ended September 30, 2013, from $326,587 in the three months ended September 30, 2012, primarily due to the expensing of discounts on related party notes payable.  Interest expense is comprised of interest expense and discounts on notes payable issued with warrants.  Derivative revaluation income was $22,344 in the three months ended September 30, 2013, compared with $10,777 in the 2012 period.  This income represents a reduction in the warrant derivative liability during the three months ended September 30, 2013, in connection with 95,000 warrants issued in July 2012 that contained ratcheting provisions.

Current and Deferred Income Taxes

As a result of our assessment that for certain sales collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes.  The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes were owed for either year.  In June 2012 the Company filed amended tax returns for 2010.  Management believed that filing such returns would suspend collection and enforcement efforts by both the IRS and the California Franchise Tax Board (“FTB”).  We further understood that filing such returns would likely result in tax audits on the part of both agencies.  The IRS commenced its audit in November 2012 and meanwhile has suspended collection and enforcement efforts.  The FTB notified the Company by letter dated February 4, 2013, that it will take no action on our amended 2010 California return until the IRS has completed its examination.  The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of its eventual audit.  There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.

We had no current income tax benefit in the three months ended September 30, 2013 or 2012.  Deferred income tax expense for the three months ended September 30, 2013, increased $583,274, to $1,278 from a benefit of $581,996 for the three months ended September 30, 2012.  The increase was the result of the FTB's annual minimum tax and a decision by the Company to fully reserve its net deferred tax assets of $7,272,297.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible.  Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment.  Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized.  Accordingly, the Company has established a 100% valuation allowance of $7,272,297.

Net Loss

Net loss for the three months ended September 30, 2013, was $1,722,665 compared to a net loss of $1,241,443 for the three months ended September 30, 2012.  The larger net loss was primarily due to the absence of an income tax benefit during the three months ended September 30, 2013.  During the quarter ended June 30, 2012, the Company performed an analysis of its deferred tax assets and determined it was appropriate to record a 100% valuation allowance.  As such, the Company did not record an income tax benefit during the three months ended September 30, 2013.  Conversely, during the three months ended September 30, 2012, the Company recorded an income tax benefit of $581,996.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations (Unaudited)
Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
		% of		% of
	2013	Sales	2012	Sales

Total revenue	$6,922,913	315.5%	$4,899,943	236.0%
Total cost of sales	2,267,217	103.3%	2,372,291	114.2%
Gross profit	4,655,696	212.2%	2,527,652	121.7%
Total operating expenses	8,486,645	386.7%	7,303,510	351.7%
Loss from operations	(3,830,949)	(174.6)%	(4,775,858)	(230.0)%
Total other expenses	(337,055)	(15.4)%	(2,258,467)	(108.8)%
Loss before income taxes	(4,168,004)	(189.9)%	(7,034,325)	(338.8)%
Income tax expense (benefit)	5,666,902	258.2%	(1,992,142)	(95.9)%
NET LOSS	$(9,834,906)	(448.2)%	$(5,042,183)	(242.8)%

Revenue

During the nine months ended September 30, 2013 and 2012, total revenue was $6,922,913 and $4,899,943, respectively.  Total revenue included product revenues derived from the Company’s TMP segment and service revenues derived from the Company’s CCPI segment.  Total revenues were comprised as follows:

	Nine Months Ended September 30,
		% of		% of
		total		total
	2013	revenue	2012	revenue
Total product revenue	$6,076,219	87.8%	$4,416,121	90.1%
Total service revenue	846,694	12.2%	483,822	9.9%
Total revenue	$6,922,913	100.0%	$4,899,943	100.0%

The Company recognized product revenue for the nine months ended September 30, 2013 and 2012, of $6,076,219 and $4,416,121, respectively.  The distribution of product revenue between the cash and the accrual method of revenue recognition is as follows:

	Nine Months Ended September 30,
		% of		% of
		product		product
Revenue recognition method	2013	revenue	2012	revenue
Cash method	$4,290,417	70.6%	$2,892,866	65.5%
Accrual method	1,785,802	29.4%	1,523,255	34.5%
Total product revenue	$6,076,219	100.0%	$4,416,121	100.0%

The increase in total product revenue is attributed to an increased emphasis on collection efforts at CCPI combined with an increase in customers.  In addition to product revenue, the Company recognized service revenue for the nine months ended September 30, 2013 and 2012, of $846,694 and $483,822, respectively.  The increase in service revenue of $362,872, from $483,822 in the prior year period to $846,694, is due to increased collections.

Cost of Products Sold

The reported cost of products sold for the nine months ended September 30, 2013, decreased $164,779 to $843,963 from $1,008,742 for the nine months ended September 30, 2012.  The cost of product sold as a percentage of reported product revenue decreased to 13.9% for the nine months ended September 30, 2013, compared to 22.8% for the nine months ended September 30, 2013.  This decreased percentage is primarily due to a higher proportion of collections from our Hybrid customers.  The actual cost of product as a percent of products invoiced during the nine months ended September 30, 2013, was 10.1% compared with 9.5% in the prior year period due to a higher concentration of Distributor and Hybrid billings, both of which are more highly discounted compared with PMM billings, and to an increase in the discount rate on PMM billings.  The difference between these figures and the 13.9% and 22.8% described above is attributable to the timing differences caused by our revenue recognition policy.  The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of products sold:

	Nine Months Ended September 30,
	2013	2012
Derived from Condensed Consolidated Statements of Operations:
Reported product revenue	$6,076,219	$4,416,121
Cost of product sold	$843,963	$1,008,742

Cost of product sold as a % of reported revenue	13.9%	22.8%

Derived from Actual Billings (net of rapid pay discounts):
Cash method billings	$6,562,301	$9,057,098
Accrual method billings	1,785,802	1,523,255
Total actual billings	$8,348,103	$10,580,353
Cost of product sold	$843,963	$1,008,742

Cost of product sold as a % of actual billings	10.1%	9.5%

Cost of product sold as a % of reported revenue attributable to timing differences	3.8%	13.3%

Cost of Services Sold

The cost of services sold for the nine months ended September 30, 2013, increased $59,705, to $1,423,254 from $1,363,549 for the nine months ended September 30, 2012.  The Company experienced a modest increase in salaries and employee benefits.  Salaries and employee benefits comprise approximately 81% of the total amount of cost of services sold.  During the nine months ended September 30, 2013 and 2012, salaries and employee benefits were $1,152,452 and $1,129,497, respectively, resulting in an increase of $22,955.  Additionally, the Company recognized an increase of $118,467 as a result of outsourcing a portion of its collections activity, a practice that didn’t begin until the second half of 2012.  These increases were partially offset by a reduction in depreciation and amortization expense of $103,853.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013, increased $1,183,135, to $8,486,645 from $7,303,510 for the nine months ended September 30, 2012.  Despite this increase, operating expenses as a percentage of total revenue decreased from 149% of revenue to 123% of revenue in part due to timing differences between the recognition of expenses and revenues.  Operating expenses consist of research and development expense, and selling, general and administrative expenses.  The increase in operating expenses was primarily due to an increase in selling, general and administrative expense of $1,107,507.  Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2013 increased $75,628, to $169,717 from $94,089 for the nine months ended September 30, 2012.  The level of expense varies from year to year depending on the number of clinical trials that we have in progress.  During the quarter ended September 30, 2013, the Company entered into a clinical study with the University of Cincinnati Physicians Company, LLC, an Ohio nonprofit, limited liability company, on the effects of Theramine in the prevention of migraine headaches.  The financial obligations attributed to this clinical study were the primary cause of the increase in research and development expenses during the periods.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $8,316,928 and $7,209,421 for the nine months ended September 30, 2013 and 2012, respectively.  As reflected in the table below, the increase in SG&A, for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012, was primarily the result of the following four expense categories; salaries and employee benefits, professional fees, insurance and depreciation and amortization.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Salaries and employee benefits	$5,132,217	$4,653,523	$478,694	10.3%
Professional fees	1,340,194	1,038,470	301,724	29.1%
Rent	181,489	174,698	6,791	3.9%
Insurance	365,323	255,730	109,593	42.9%
Depreciation & amortization	252,807	164,963	87,844	53.3%
Other general and administrative	1,044,898	922,037	122,861	13.3%
Total selling, general and administrative expenses	$8,316,928	$7,209,421	$1,107,507	15.4%

The $478,694 increase in salaries and employee benefits is primarily attributed to severance agreements entered into during the nine months ended September 30, 2013, with two former employees.  As a result of these severance agreements, the Company recognized $377,000 in compensation expense.  Actual gross wages, inclusive of payroll taxes, for these two employees were $52,476 less during the nine months ended September 30, 2013.  As a result, the net increase in salaries and employee benefits associated with these two employees was $324,524.   The remaining increase is attributed to a slight increase in personnel at TMP.  At September 30, 2013, we had 39 employees as opposed to 37 employees at September 30, 2012, an increase of 5.4%.

The second largest component of our SG&A is professional fees, which, compared to the nine months ended September 30, 2012, increased by $301,724.  The increase in professional fees is primarily due to an increase in legal and consulting fees.  During the nine months ended September 30, 2013, the company filed a Form S-1 registration statement, which was declared effective on April 19, 2013.  The cost associated with the Company’s Form S-1 resulted in an increase in legal fees of $100,000.  Further, during the nine months ended September 30, 2013, the Company was a party to several employment related lawsuits and a lawsuit with a former vendor.  As a result of these lawsuits, legal fees related to litigation increased by $106,573 over the nine months ended September 30, 2012.  During January 2013 the Company engaged a consultant for assistance in attaining Medicaid approval of four of the Company’s products: Theramine®, Sentra AM®, Sentra PM® and AppTrim®.  During the nine months ended September 30, 2013, the Company recognized $90,000 in fees related to this consulting contract.

Insurance expense increased by $109,593 during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The increase is primarily related to an increase in premiums associated with the Company’s Directors and Officers insurance policy, which increased by approximately $100,000 from the previous year.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years.  During the nine months ended September 30, 2013, depreciation and amortization increased by $87,844.  The increase in depreciation and amortization is attributed to the timing of when assets are placed in service.

The remaining increase is attributed to an overall increase in other general and administrative expenses primarily attributed to an increase in travel expenses of $157,958.  During the nine months ended September 30, 2013, the Company’s sales force made a significant effort conducting in person meetings with existing and potential customers which resulted in an increase in the Company’s travel expenses.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s warrant derivative liability.  Interest expense decreased $1,788,469, to $480,775 in the nine months ended September 30, 2013, from $2,269,244 in the nine months ended September 30, 2012.  The decrease was primarily due to the expensing of discounts on related party notes payable during 2012.  Interest expense is comprised of interest expense and discounts on notes payable issued with warrants.  Derivative revaluation income was $143,720 in the nine months ended September 30, 2013, compared with $10,777 in the prior year period.  This income represents a reduction in the warrant derivative liability during the nine months ended September 30, 2013, in connection with 95,000 warrants that were issued in July 2012 that contained ratcheting provisions.

Current and Deferred Income Taxes

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes.  The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes were owed for either year.  In June 2012 the Company filed amended tax returns for 2010.  Management believed that filing such returns would suspend collection and enforcement efforts by both the IRS and the California Franchise Tax Board (“FTB”).  We further understood that filing such returns would likely result in tax audits on the part of both agencies.  The IRS commenced its audit in November 2012 and meanwhile has suspended collection and enforcement efforts.  The FTB notified the Company by letter dated February 4, 2013, that it will take no action on our amended 2010 California return until the IRS has completed its examination.   The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of its eventual audit.  There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts.

We had no current income tax benefit in the nine months ended September 30, 2013 or 2012, respectively.  Deferred income tax expense for the nine months ended September 30, 2013, increased $7,659,044 or 501.8%, to $5,666,902 from a benefit of $1,992,142 for the nine months ended September 30, 2012.  The increase was the result of a decision by the Company to fully reserve its net deferred tax assets of $7,272,297.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible.  Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment.  Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized.  Accordingly, the Company has established a 100% valuation allowance of $7,272,297.

Net Loss

Net loss for the nine months ended September 30, 2013, was $9,834,906 compared to a net loss of $5,042,183 for the nine months ended September 30, 2012.  The larger net loss was primarily due to the $5,665,624 income tax expense resulting from the 100% valuation allowance of $7,272,297 offset by the deferred tax benefit of $1,606,673.

FINANCIAL CONDITION

Unrecognized  Accounts Receivable

As of September 30, 2013, we have $14.8 million in unrecognized accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our Cash Method customers.  Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized accounts receivable, including cost of products sold, have already been reflected in our financial statements.  In addition, due to loss carry forwards we should not incur current tax liabilities for a substantial portion of these unrecognized accounts receivable depending on if and when they are collected.  Unrecognized accounts receivable decreased by $19.6 million, or 57%, in the nine months ended September 30, 2013, to $14.8 million compared with the $34.4 million as of December 31, 2012.  For the period ended September 30, 2013, the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables.  This analysis takes into account the outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices.  The analysis takes into account the value of claims outstanding, the age of these claims, and historical claims settlement and payment patterns.  The analysis as of September 30, 2013, also took into account the impact on future collections of the agreements with CMFG, particularly the agreement of June 28, 2013, as amended.  In exchange for loans of $3.2 million, the Company assigned its interest in certain pre-2013 workers compensation claims and agreed to share approximately 50% of future collections proceeds from settlement of such claims.  The unrecognized accounts receivable of $14.8 million was the result of this updated and expanded analysis.  The June 28, 2013, CMFG agreement comprises 61% of the decrease in unrecognized accounts receivables in the nine months ended September 30, 2013.  See the “Business Model” discussion above and the discussions of “Revenue Recognition”, and “Allowance for Doubtful Accounts” under the “Critical Accounting Policies” discussion below.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans. As noted above, we entered into an agreement with CMFG that provided for loans of $3.2 million of which $750,000, less fees and escrow amounts, was received on June 28, 2013.  The balance of $2.45 million was received on October 1, 2013.  Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.  There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon either obtaining future equity financings or achieving profitable operations in order to repay the existing short-term debt and to provide a sufficient source of operating capital.  No assurances can be made that the Company will be successful in obtaining equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow.  Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due.

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes.  The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes were owed for either year.  In June 2012, the Company filed amended tax returns for 2010.  Management believed that filing such returns would suspend collection and enforcement efforts by both the IRS and the FTB.  Management further understood that filing such returns would likely result in tax audits on the part of both agencies.  The IRS commenced its audit in November 2012 and meanwhile has suspended collection and enforcement efforts.  The FTB notified the Company by letter dated February 4, 2013, that it will take no action on our amended 2010 California return until the IRS has completed its examination.  The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of its eventual audit.  There can be no assurances that the agencies will accept our amended returns and will not pursue collection and enforcement efforts. If the Company receives an adverse ruling we intend to pursue the arbitration and appeal processes available to us under U.S. and California tax regulations.  If the ultimate disposition is unfavorable to the Company we would likely not be in a position to pay the outstanding liabilities and could incur additional income tax liabilities for tax years subsequent to 2010.

We believe we have presented a compelling case in support of our amended 2010 tax returns.  However, we cannot predict the outcome of the IRS examination or any examination by the FTB.  If our position is rejected we would owe $4.6 million plus additional interest and penalties and would likely incur liabilities for income taxes in subsequent years.  As of September 30, 2013, the Company had recorded $900,863 in prepaid taxes which we expect to receive as refunds if the outcome of the examination is favorable to the Company.  If not, then this asset would be removed from our balance sheet.

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012, was $170,198 and $2,598,013, respectively.  Cash used in investing activities for the nine months ended September 30, 2013 and 2012, was $136,525 and $257,641, respectively.  During the nine months ended September 30, 2013 and 2012, we incurred internal software development costs for our PDRx claims management and collection system of $109,248 and $145,779, respectively, and purchased property and equipment of $27,277 and $111,862, respectively.  Historically, capital expenditures have been financed by cash from operating activities, equity transactions and related party loans.

Beginning cash and an increase in accrued expenses funded the Company’s operating expenses, investing activities and repayment of related party debt in the nine months ended September 30, 2013.  An increase in PMM and Hybrid customer’s collections on the claims filed on their behalf by CCPI benefited cash flows in the nine months ended September 30, 2013, and are expected to benefit cash flow in future years.  The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business, such as workers compensation, to markets with shorter collection cycles, such as private insurance and Medicare.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s June 28, 2013, agreement with CMFG, as amended, is an off-balance sheet arrangement that could have a material current effect, or that is reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.  Under this agreement, certain workers’ compensation claims have been assigned to CMFG in exchange for loans to the Company.  In addition to repaying these loans the Company would share future collections with CMFG, and thereby reduce the availability of future income to fund the operations of the Company.

CONTRACTUAL OBLIGATIONS

The Company leases its operating facility under a lease agreement expiring February 28, 2015 at the rate of $13,900 per month and several smaller storage spaces on a month-to-month basis.  The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013, and has subsequently determined that our disclosure controls and procedures were not effective as of September 30, 2013, due to certain material weaknesses as described in our Form 10-K, as filed on April 1, 2013.  As a result of such material weaknesses, our disclosure controls and procedures were not effective.  Our management has worked, and will continue to work to remedy the above material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Significant changes were and are being implemented and tested during the latter half of fiscal 2012 through the date of this report to remediate our material weaknesses in internal control over financial reporting. Management believes those measures we have implemented to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting.  Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are:

1. In the first quarter of 2013, the Company instituted procedures to reconcile the PTL December 31, 2012, unrecognized accounts receivable subsidiary ledger to the general ledger.  Going forward, this process will continue on a quarterly basis.

2. Procedures will be established to timely reconcile the subsidiary ledger to the CCPI claims listing.  We are in the process of actively addressing and remediating this material weakness.

Except as detailed above, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On or about January 31, 2011, Steven B. Warnecke was hired as the Company’s Chief Financial Officer and resigned less than five (5) months later.  At the time he resigned, he cited personal reasons for his resignation.  He subsequently claimed that the Company breached its Employment Agreement with him.  Mr. Warnecke has commenced an arbitration proceeding before JAMS, which is currently pending (the “Arbitration”).

The Company disputes these allegations, given that Mr. Warnecke resigned from his position. The Company contends that Mr. Warnecke has been paid all undisputed wages and benefits owed as of the date of termination and is owed nothing further by Company.  The Company believes the lawsuit is without merit and vigorously defended itself, while pursuing reasonable efforts to achieve a resolution of this matter. The Company is in the process of entering into a confidential settlement with Mr. Warnecke, reached as a result of a confidential mediation with a retired Justice of the California Court of Appeal, and subsequent confidential settlement discussions.  At this time, the Company estimates that the amount of loss will be $275,000.  These condensed consolidated financial statements include an adjustment for the possible outcome of this uncertainty.

Legal costs to date of approximately $74,000 related to the above claim have been expensed as incurred.

Item 1A.  Risk Factors.

There have been no material changes from risk factors previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on April 1, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit
Number	Description
10.01
Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of June 27, 2013 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2013).

10.02	First Amendment to Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of October 1, 2013.
10.03	Second Amendment to Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of October 23, 2013
10.04
Employment Agreement, effective as of August 19, 2013, by and between the Company and William B. Horne (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2013)

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED MEDICAL PHARMA, INC.

Date: November 13, 2013	By:	/s/ William E. Shell, MD
William E. Shell, MD
Chief Executive Officer

Date: November 13, 2013	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and
Principal Accounting Officer

