Form 10-K
period 2013-12-31
Targeted Medical Pharma, Inc.
filed 2014-03-31
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding year (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2013 was $12,151,915.

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of March 28, 2014
Common stock, $0.001 par value	26,332,847

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2014 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

TARGETED MEDICAL PHARMA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

Targeted Medical Pharma, Inc. (the “Company” or “TMP”), also doing business as Physician Therapeutics (“PTL”), is a specialty pharmaceutical company that develops and commercializes nutrient-based and pharmaceutical-based therapeutic systems. We began our operations as Targeted Medical Foods, a California general partnership, which was converted into a California limited liability company in 2002, to develop medical food products. In 2006, Targeted Medical Foods reorganized as a Delaware corporation and changed its name to Targeted Medical Pharma, Inc. In 2007, we formed Complete Claims Processing Inc., a California corporation and our wholly-owned subsidiary (“CCPI”), as a specialty billing and collection services company to provide billing and collection services relating to our products dispensed by physician clients and to physician clients of some of our distributors.

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

We presently ship product to 23 states: Arizona, California, Colorado, Connecticut, Florida, Hawaii, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Missouri, Montana, Nevada, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Washington and Wisconsin, although the vast majority (approximately 77%) of our sales of products are in the state of California.

We believe that medical foods will continue to grow in importance over the coming years. There is an increasing prevalence of chronic diseases that are candidates for treatment with neurotransmitter-based medical foods, such as sleep disorders, Gulf War Illness, cognitive dysfunction, macular degeneration, and pulmonary disorders. Additionally, the aging population will see an increased incidence of intolerance to traditional drugs related to changes in metabolic function that lead to increased and more dangerous drug side effects. Congress, the Food and Drug Administration (“FDA”), the Center for Medicare & Medicaid Services and private insurance companies are focusing increased efforts on pharmacovigilance (the branch of the pharmaceutical industry which assesses and monitors the safety of drugs either in the development pipeline or which have already been approved for marketing) to measure and reduce these adverse health consequences. In our experience there is a high level of acceptance of medical foods as a therapy by patients, and the medical community is increasingly accepting that these therapeutic agents are viable alternatives to prescription drugs.

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

We distribute our products through an internal sales staff and a network of independent distributors to approximately 750 physicians in the United States. With recent reductions in physician reimbursements for medical services by Medicare, workers compensation and private insurance companies, many physicians are actively seeking additional sources of practice revenues. We act on behalf of the dispensing physician to secure contracts with third party payers and, through our proprietary patented software, can bill for dispensed drugs and medical food products. The average wholesale price (“AWP”) for medical food is set by us under the terms of our federal re-labeler license. The AWP price is the price billed to the physician and the insurance company. Certain applicable timely payment discounts and distributor discounts can reduce the net payable to us on behalf of the physician or distributor.

The traditional process for prescribing and delivering medications to patients is inefficient, unnecessarily costly and error-prone. Physicians write virtually all of the approximately four billion annual prescriptions, resulting in errors and necessitating millions of telephone inquiries from pharmacies for clarification and correction. The pharmacist or managed care organization checks this information only after the physician writes the prescription. The inability of pharmacists and managed care organizations to communicate with physicians at the time the physician is writing the prescription has made it difficult to manage pharmaceutical costs. The existing process further inconveniences the patient, who must travel from the physician’s office to a pharmacy and must often wait for the prescription to be filled.

We have developed and marketed ten core medical foods and 35 convenience-packed therapeutic systems consisting of a medical food and a generic pharmaceutical, which physicians can prescribe and dispense together.

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

The trials included the study of trazadone with the medical food product Sentra PM to measure responses in patients with sleep disorders. Another study included the co-administration of naproxen with the medical food product Theramine to measure responses in patients with chronic, established back pain. The third study used the co-administration of ibuprofen with the medical food product Theramine to measure the responses in patients with chronic, established back pain. These clinical trials were on specific convenience-packed products Trazamine, Theraproxen and Theraprofen. These double blind controlled trials yielded positive results in the areas of pain and sleep disorders. In these trials, drug side effects were reduced at the lowered drug doses. We have also performed a cost effectiveness analysis of gastrointestinal side-effect reduction comparing Theramine to NSAIDS. The analysis shows that substantial savings to the health care system can be achieved by shifting pain management to Theramine base management and reducing the incidence of gastrointestinal hemorrhage that is associated with NSAID administration. All convenience-packed drugs are within the FDA-approved label dose. These convenience packs are registered in the FDA National Drug Code (NDC) database and, in our experience, all convenience-packed products have been routinely reimbursed by third party payers.

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

We support our physician clients with a proprietary pharmacy claims processing service specifically designed for billing and collecting insurance reimbursement from private insurance, workers compensation and Medicare for our medical food products, therapeutic systems, generic and branded drugs. CCPI provides this service to physician offices for the specific purpose of optimizing insurance reimbursement for dispensed products.

We have developed a proprietary billing process and supporting software (collectively referred to as “PDRx”) that facilitates physician dispensing, provides inventory control and assists regulatory reporting. The dispensed products include our medical foods and generic pharmaceuticals. PDRx directly communicates dispensing data from the physicians’ offices to our management servers in real-time. This allows our employees and physician clients to use PDRx from computers or smart devices with internet access. This technology is hosted on company-owned and managed servers and accessed only through a secure gateway, allowing for compliance with all laws and regulations relating to protected health information.

This system also allows information to be delivered directly to us for purposes of future sales and educational content. Each physician’s use of controlled substances is documented and reported to the Drug Enforcement Administration as required by law. This system is covered by a patent application that we expect to mature into an issued patent in the near future. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. With respect to our billing system, on February 5, 2013, the USPTO issued us US Pat. No. 8,370,172. Additionally, US Pat. Application. No. 12/966,720 having a filing date of December 13, 2010 is pending and the Company is awaiting communication from USPTO, which is expected within six months. The functional utility of this computer related system is currently protected by US Pat. No. 8,370,172, US Pat. Application No. 12/966,720, and US Pat. Application No. 13/759,007 filed February 4, 2013.

Additional patent applications for medical foods convenience-packed products are in the process of being written and filed. Specifically, the Company has filed for three patent applications at the USPTO covering technology for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Specifically, these three patent applications cover compositions and methods for augmenting and sustaining amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Further, these three patent applications include additional disclosure covering other embodiments for stimulating in vivo differentiation of stem and progenitor cells to produce additional tissue and cell types. We are awaiting receipt of the examination results of these three patent applications from the USPTO, which we expect to receive with respect to each of the three applications on or before June 1, 2014.

Our Business Strategy

Our objective is to become a leading provider of solutions based on our patented therapeutic systems for improved patient outcomes and point-of-care tools designed to automate the physician’s work flow.

Our strategy to achieve this objective includes the following:

●	Accelerating sales of our medication management solutions through expansion of marketing efforts, conversion of traditional dispensing-only physician clients to the PDRx system and development of strategic alliances with physician practice management system vendors and managed care organizations.

●	Increasing customer utilization of our medication management products to enhance the patient care and practice revenue for physicians through a combination of quality customer service, physician and ancillary staff education and development of specific disease management solutions.

Distinguishing Characteristics of Our Products and Services

●	Proprietary medical food and medical food convenience packs therapeutic systems

We sell ten core medical food products using patented technology that uses amino acids to produce and modulate neurotransmitters in specific diseases. Convenience packs contain a pharmaceutical and a medical food product as a therapeutic system.

●	Development of practice-specific formularies

Each medical practice is involved in the management of patients with specific diseases. A formulary of medical food products and pharmaceutical therapies is developed for specific individual medical practices.

●	Branded and generic pharmaceuticals

We manage the ordering, delivery, dispensing and tracking of branded and generic pharmaceuticals in each physician client’s practice.

●	PDRx medication management solutions

PDRx is our proprietary computer program used to facilitate and track dispensed medical food and drug products in a physician client’s practice. PDRx facilitates a physician client’s management of inventory and the dispensing physician is alerted to replenish products as necessary.

●	Claims processing to insurance payers on behalf of customer physicians

CCPI is our wholly-owned subsidiary that manages the billing of our medical food and drug products to third party payers on behalf of a physician client or a physician client of a distributor utilizing CCPI’s billing and collection services.

●	Claims collection management

CCPI manages the collections on claims submitted to third party payers on behalf of a physician client or a physician client of a distributor utilizing CCPI’s billing and collection services.

●	Physician reporting and accounts receivable management

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

●	Physician and ancillary staff education

We maintain a Medical Science Liaison department to inform physician clients on the appropriate use of our medical food products and to teach ancillary staff the correct procedures for storing pharmaceutical products at the point-of-care site

●	Controlled substance reporting in California

In California all physicians who dispense Schedule II, Schedule III, and Schedule IV controlled substances must provide the dispensing information to the Department of Justice on a weekly basis through the Controlled Substance Utilization Review and Evaluation System (“CURES”). We track this dispensing history in our PDRx software and file the CURES report on behalf of the physician client.

Business Organization

We have two principal business operations: (i) the distribution of proprietary medical foods and (ii) billing and collection services relating to our products which is operated through our wholly-owned subsidiary, CCPI. Our principal business operations are organized as follows:

Physician Therapeutics (PTL)

The company distributes proprietary medical foods and generic and branded pharmaceuticals as PTL. In the past year we have dispensed our products in 23 states, which are: Arizona, California, Colorado, Connecticut, Florida, Hawaii, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Missouri, Montana, Nevada, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Washington and Wisconsin, although the vast majority (approximately 77%) of our sales of product are in the state of California.

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

Benefits of Physician Dispensing:

●	Increased Practice Revenue

●	Reduced Pharmacy Callback

●	Improved Patient Care and Patient Compliance

●	Reduction of Adverse Drug Events

●	Increased Convenience

●	Lower Cost Substitution

In 44 out of 50 states in the U.S., physician dispensing of prescription drugs is legal subject to specified regulations. In six other states, there are restrictions on this practice and, in Utah, Texas, Montana and New York, the restrictions are severe enough that, in practical terms, physician dispensing is effectively prohibited altogether. Massachusetts and New Jersey have limitations on the number of units that may be dispensed at any one time.

Medical Foods Products Industry Overview

The science of nutrition was long overlooked and underdeveloped and now has shown that the sick and elderly have special nutritional needs that cannot be met by traditional adult diets. Medical nutrition has emerged as an attractive segment in the food industry today.

Recent research has shown that a number of diseases are associated with metabolic imbalances and that patients in treatment have specific nutritional requirements. Some examples are osteoporosis and osteopenia, insomnia, IBS, and heart disease. Many older Americans have or will develop chronic diseases that are amenable to the “therapeutic,” dietary management benefits of medical foods. Medical foods help address these diseases and conditions in a drug-free way with food-based ingredients, yet are a medical product taken under supervision by a physician. The term “medical foods” does not pertain to all foods fed to sick patients. Medical foods are foods that are specially formulated and processed (as opposed to a naturally occurring foodstuff used in a natural state) for patients who are seriously ill or who requires the product as a major treatment modality according to FDA regulations.

Medical foods consist of “natural” ingredients very similar to dietary ingredients used in supplements: vitamins, minerals, botanicals, and amino acids. They are the same constituents that occur naturally, but in a medical-foods formula they are concentrated in “therapeutic” amounts - beyond simply modifying or augmenting the diet. Medical foods are intended for a vulnerable population suffering from a particular chronic disease and so have special, extra-rigorous guarantees of safety. All ingredients must be Generally Recognized As Safe (“GRAS”) or be FDA-approved food additives. Medical foods are taken under the supervision of a physician who monitors and adjusts the food ‘dosage.’ In addition, under FDA guidelines and the one regulation, even though pre-market FDA approval is not required for a medical food, the official requirements and responsibilities for the manufacturer, in terms of safety, are greater than for supplements, including solid scientific support for the formula as a whole. For these reasons, medical foods have greater guarantees of efficacy than dietary supplements.

Competition

According to Kalorama Information Services, the size of the medical foods market is uncertain and information about this market is primarily contained in the larger clinical nutrition market data. Competition in the clinical nutrition market is dominated by a handful of companies, ranging from global nutritional manufacturers to leading pharmaceutical companies. In the US a number of small companies have emerged to address specific areas of disease with prescription Medical Foods. These companies include Nestle Nutrition, PamLab LLC, Primus Pharmaceuticals Inc., Neptune Technologies & Bioresources Inc., Abbot Nutrition, and Accera Inc. The majority of competitive participation is in developed regions such as the United States, Western Europe, and Japan. However, many companies are expanding into less developed regions, intensifying competition in less tapped markets. China, for example, is among the expanding competitive regions as companies continue to break into the growing demand for clinical nutrition in new world markets. Companies highlighted in the study published in Clinical Nutrition Products: World Markets, 3rd Edition, include:

●	Abbott Laboratories

●	Baxter International

●	B. Braun

●	Danone

●	Fresenius Kabi

●	Mead Johnson

●	Nestle

●	PBM Products

●	Wyeth

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

Private Insurance

The private insurance market covers most Americans who are employed along with their families. Employers either provide insurance to their employees or individuals will purchase insurance from a variety of private companies including Blue Cross/Blue Shield, Aetna, Cigna, Anthem and others. Pharmacy benefits are administered through Pharmacy Benefit Managers (“PBMs”) which are either part of the insurance company or administered through an independent company. Each PBM maintains formularies which determine which products are covered and therefore eligible for payment. Some plans have open formularies which allow payment for most products including medical foods. These are usually provided by either large employers or unions to their members. If the pharmacy plan denies payment for the medical foods, then the corresponding medical plan can be billed for payment. Payment usually occurs within 30 days of billing and an increasing percentage of private insurance plans now pay for our medical foods.

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

Medicaid

Medicaid is the joint federal-state program that pays for medical assistance to 60 million low-income individuals and is the major source of outpatient pharmacy services to the nonelderly low-income population. Although prescription drugs is an optional service, all state Medicaid programs cover prescription drugs for most beneficiary groups, although there are important differences in state policies with regard to copayments, preferred drugs, and the number of prescriptions that can be filled. Since January 1, 2006, states have been required to make payments to Medicare to help finance Medicare drug coverage for those who are dually eligible for both Medicare and Medicaid. We currently intend to enter the Medicaid marketplace through a traditional pharmacy model.

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

While ultimate collectability of workers’ compensation claims is very high, most workers’ compensation claims are denied on first claim attempt and can take from 45 days to in excess of five years from the initial submission of a claim to collect. The initial denial begins a process of correspondence designed to clear denial objections; submission of workers’ compensation lien filings against insurer settlements on behalf of physicians and settlement hearings. Approximately 25% of claims are settled within one year of claim billed date and approximately 50% cumulatively are settled within four years of claim billed date. The majority of claims outstanding over four years are still active. Due to the uncertainty as to the timing and the amount of claims settlement and collections we do not recognize revenue until cash is received. Cash received and revenue recognized in any given year for PMM and Hybrid customers is comprised of collections on claims from that year and all prior years as applied to outstanding invoices.

Highlights of Growth Strategy

We believe that we can grow our business using the following strategies:

●	Expand workers compensation marketplace first in California and then nationally.

●	Penetrate the large private insurance market nationally focusing on markets with substantial PPO and private markets.

●	Penetrate the Medicare marketplace, concentrating on patients with advantage plans and supplemental Medicare policies.

●	Penetrate the Medicaid marketplace which will become the largest patient population under Obama care.

●	Leverage proprietary technology to create, distribute, market, and provide insurance reimbursement for prescription products that encompass prescription medical food, convenience-packed pharmaceutical products and generic and branded drugs.

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

●	Expand internal sales distributions and expand the Physician Office Distribution (“POD”) while adding mail-order pharmacies for physicians who do not wish to dispense.

The POD channel sells directly to physicians, who profit by prescribing and dispensing medical foods products, convenience packs and generic and branded pharmaceuticals. Current pricing pressure on healthcare insurance reimbursements has made physicians extremely receptive to carrying our products, which, in addition to their therapeutic value and scientifically-validated efficacy, provide much desired additional income for the physician. We believe a large number of physicians do not want to directly dispense to patients but are receptive to prescribing side effect free medications through both mail-order pharmacies and conventional pharmacy distribution systems.

●	Military (Wounded Warriors, hospitals, VA).

TMP initiated a study involving military veterans who had served in the First and Second Gulf Wars and now suffer with post-traumatic stress syndrome (“PTSD”), a condition that has been difficult to treat. The study was an open label protocol looking at PTSD patients given Sentra AM and Sentra PM. Primary and secondary outcomes used several standardized questionnaires, captured via an online platform. The study began upon enrollment in August, 2011. Twenty five subjects completed the study by December 2011 and an interim analysis was performed. Patients showed a statistically significant improvement in all primary outcomes of a magnitude such that the safety monitoring committee for the study appointed by the Company stated that it was no longer ethical to withhold treatment because of the positive results. The study has been accepted for Publication.

In addition, the Company has initiated studies with the military joint command for use of the products within the active duty military. These protocols involve acute and chronic back pain. Narcotic use within the military is increasing because of these back pain syndromes and a side effect free back pain product would have substantial use within the military community. The protocols, which are more fully described below under “Clinical Trials,” are expected to begin in the second half of 2014 and will be performed at Fort Bragg. The Company’s products have been approved for purchase by the Federal Supply Schedule through 2017.

●	Expand our reach into the PPO insurance and Medicare markets.

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

●	Clinical Trials.

As additional clinical trials are conducted to support the scientific basis of prescribing our products in conjunction with generic and branded pharmaceuticals we plan to demonstrate the ability to increase effectiveness, reduce total cost of treatment, and reduce the attenuation of drugs while reducing the dangerous side effects of some drugs. It is estimated that more than 130 convenience-packed products can be created based on current products. The patent application for convenience packed products cites 136 different variations. In 2010 we were awarded three grants under the U.S. Government’s Qualifying Therapeutic Discovery Project (“QTDP”) program established under Section 48D of the Internal Revenue Code. Our grant awards were specifically related to the applications submitted for our research and development efforts addressing the nutritional management of diseases with safe, therapeutic formulations sourced from bioactive compounds and co-administered with generic drugs.

TMP has entered into an agreement to conduct a double blind randomized placebo controlled trial with the Defense Veterans Cooperative on Integrated Pain Management (“DVCIPM”) to look at the use of Theramine in soldiers with acute and chronic back pain. Narcotic usage leads to addiction and inability to remain on active duty related to side effects. The study, which is expected to begin in the second half of 2014, hopes to demonstrate that Theramine is a viable alternative for these patients and can reduce narcotic use in soldiers and veterans.

In November 2013 the University of Cincinnati instituted a double blind, placebo controlled investigator initiated trial on the use of Theramine in the treatment of chronic migraine headache. The trial is expected to last two years. Options for the treatment of chronic migraines are limited and have numerous side effects and Theramine could play a vital role in the treatment of this condition.

Beginning in late 2012 an open label investigator initiated clinical observation, augmented by Company data, was conducted on the benefits of amino acid based medical foods to address specific nutrient deficiencies in children with autism spectrum disease (“ASD”). Open label data in over 50 patients has demonstrated a reduction in aggressive behaviors and improvement in socialization and concentration based on observation.

A double blind placebo controlled trial examining the use of Clearwayz in the treatment of nasal congestion and snoring is ongoing. Results are expected during the second quarter of 2014.

Proposals involving investigator initiated trials for the treatment of fibromyalgia are being reviewed.

Studies are being designed examining the new oral pharyngeal delivery system with pain, sleep, cognition and autistic spectrum disorder.

●	Enforcement of the Company’s patent on billing systems.

In February 2013, the Company was issued patent number 8,370,172 that covers the use of a physician’s National Provider Identifier (“NPI”) in conjunction with a unique physician’s identification number that allows billing by computer systems using these unique identification numbers. The Company is developing a plan for enforcement of this issued patent and is in the process of interviewing potential patent attorneys. However, finalization of the plan for enforcement will be delayed until the Company makes a final determination on legal representation, which may not occur until late 2014. The patent may cover a large percentage of the 4 billion prescriptions dispensed in the United States each year. The Company’s strategy will initially focus on physicians that directly dispense products to patients and those physicians’ billing companies. Following this initial strategy, the Company may expand its enforcement to the other point-of-care physicians and billing systems. The Company is exploring direct infringers who may have been knowingly violating the patent application during the post-publication timeframe. The size and scope of this business is currently under exploration. The patent covers dispensing of medical foods, convenience kits and pharmaceuticals as prescribed by point of care physicians.

●	Stem cell related products.

The Company has developed a nutrient-based system for stimulation of progenitor stem cell systems and filed patent applications for the general system and individual products. The initial products include stimulation of red blood cell progenitor cells, neurons, insulin producing progenitor cells and testosterone producing progenitor cells. The nutrient-based systems will be marketed as medical foods. The first initial prototype has been test marketed as a peripheral neuron stimulating system for use in diabetic neuropathy. Initial clinical trials were completed in the second half of 2013. Two clinical trials have been performed in normal subjects for oral stimulation of red blood cells and progenitor red blood cells as measured by reticulocyte formation. These products address large markets which are difficult to quantify at this time. The nutrient-based stimulation of stem cells does not require harvesting transformation and reinjection of transformed stem cells. The nutrient-based stimulation and transformation of stem cells contains an inhibitory off switch. It is anticipated that the red blood cell stimulating system will be available for marketing sometime in 2015.

Products and Services

Medical Foods

Medical foods are a distinct product category, different from both drugs and from dietary supplements, which are regulated by the FDA. The medical food category, defined by the Orphan Drug Act of 1988 and an FDA regulation, includes such criteria as: specially formulated, administered orally, with on-going physician supervision, and intended for patients with a disease or abnormal condition characterized by a distinctive nutritional requirement or metabolic imbalance. The precise statutory definition is as follows: “The term medical food means a food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.”

The FDA’s May 2007 Guidance for Industry states, “The term medical food is defined in section 5(b) of the Orphan Drug Act. The term medical food does not pertain to all foods fed to sick patients. Medical foods are foods that are specially formulated and processed (as opposed to a naturally occurring foodstuff used in a natural state) for the patient who is seriously ill or who requires the product as a major treatment modality. Medical foods are only for a patient receiving active and ongoing medical supervision wherein the patient requires medical care on a recurring basis for, among other things, instructions on the use of the medical food.” [Emphasis added.]

Medical foods are specially formulated and intended for the dietary management of a disease that has distinctive nutritional needs that cannot be met by normal diet alone. A medical food may not be intended for a condition that may be addressed by merely a change in the diet, e.g., a gluten-free diet for gluten sensitivity. Because they are highly specialized foods, and not dietary supplements, they are not exempt from the GRAS requirements. The FDA uses the GRAS term to designate ingredients for food as safe for use without further testing or review. The FDA maintains lists of such GRAS ingredients, both the form and dose. Ingredients in Medical Foods must be GRAS. Accordingly, all the ingredients in PTL products must be GRAS. This is the basis for the FDA’s position that medical foods do not require pre-approval. In addition, it is the GRAS designation that substantially reduces the development cost of PTL products. The largest proportion of expenditures for drug development is used to estimate safety since proving safety depends on the relative risk. Finding a 1 in 1,000,000 adverse event is very expensive but necessary if 20,000,000 people will take the drug. The primary ingredients in PTL products are amino acids that are GRAS. Thus, all of their ingredients must either have GRAS status or be FDA-approved food additives. Medical foods currently marketed in the United States include products for inborn errors of metabolism and nutrient management of such conditions as healing from burns, osteoporosis, AIDS, and kidney disease. In some cases a medical food may provide the sole nutrient/ food for a patient (e.g., a throat cancer victim). Medical foods are administered both in hospitals and in clinical practice, out-patient settings.

We have developed proprietary medical food formulations based on our patented Targeted Cellular Technology. The unifying foundation of our products is a focus on managing diseases and disorders caused in whole or in part by changes in nutritional requirements related to specific diseases that result in functional neurotransmitter depletion. These core medical food products are related to the production of the chemical messengers that are known as neurotransmitters. Neurotransmitters are intimately involved in the disease process and can be modulated through medically supervised nutritional management. Many pharmaceutical agents also operate through a neurotransmitter mechanism. Pharmaceutical agents act by blocking or manipulating neurotransmitter pathways, such as selective serotonin re-uptake inhibitors (“SSRIs”). Many diseases create accelerated utilization of certain nutrients that are not able to be replaced by the normal diet alone. Functional depletion of neurotransmitters is also associated with injury, prescription drug use, stress, and chemical exposure. Our medical foods are effective for the dietary management of such conditions by supplying the specific and distinctive nutrients that the patient needs.

Medical foods do not require approval from the FDA before marketing, thereby significantly reducing the entry cost compared to pharmaceuticals using neurotransmitter mechanisms. We market our medical foods as prescription-only products, requiring a physician prescription. Our products cannot be marketed directly to consumers but must, in contrast to over-the-counter products, have continuous physician supervision, which we enforce with our prescription-only labeling appellation, and sale and distribution only through physicians and pharmacies.

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

Our product, Theramine accounted for more than 39% of sales in the year ended December 31, 2013 and 42% in the year ended December 31, 2012. Pain is a complex process that is mediated by neurotransmitters which transmit signals originating from a pain-inducing stimulus to specific centers in the brain where it is perceived. Pain is exacerbated by the presence of inflammation which increases sensitivity to pain-inducing stimuli. Patients with pain syndromes benefit from increased availability of the specific neurotransmitters involved in modulating the pain process complemented by antioxidants and anti-inflammatory agents that reduce inflammation. Theramine is formulated to provide specific neurotransmitters with well-defined roles in the modulation of pain and a blend of antioxidants, anti-inflammatory agents, and immunomodulators to moderate the effects of inflammation on the pain response.

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

In 2009, the Company completed a double-blind-controlled trial of patients with chronic established back pain. In this trial, Theramine was compared to naproxen both alone and with co-administration of the two agents. Theramine was shown to be more effective than naproxen in reducing back pain, and the two agents were better than naproxen alone. In addition, this trial showed that Theramine reduced the inflammatory marker C-reactive protein, while naproxen in low dose actually increased inflammatory markers. Reduction of back pain, using the Roland Morris index, was more than 76%, compared to no change with low dose naproxen.

The Company has completed a double blind controlled trial of Theramine and ibuprofen in 128 patients with chronic established back pain. There were three groups randomly assigned treatment. The groups included ibuprofen 200 mg daily alone, Theramine two capsules twice daily and Theramine with ibuprofen. The study duration was 28 days per patient. Ibuprofen reduced back pain by 20%, Theramine by 60% and Theramine with ibuprofen by over 80%. Ibuprofen increased both C-reactive protein and interleukin-6, inflammatory markers, while Theramine reduced these inflammatory markers. Ibuprofen inhibited amino acid uptake reducing amino acid turnover while Theramine improved amino acid uptake. Ibuprofen treatment increased the need for increased amino acid administration while Theramine improved amino acid utilization. Ibuprofen increased the nutritional requirement of back pain syndromes.

These data indicate that Theramine is both a potent pain reduction agent and an inhibitor of inflammation. The double-blind placebo-controlled data show there is no significant side effects of Theramine. We also completed an analysis of gastrointestinal hemorrhage associated with Theramine administration. A significant complication of the use of non-steroidal anti-inflammatory agents such as naproxen and ibuprofen is gastrointestinal hemorrhage that are expensive to treat and can cause death. We have shown that in more than 46 million individual administrations of Theramine alone or in combination with other pain agents such as non-steroidal anti-inflammatory agents there has not been a single reported case of gastrointestinal hemorrhage. The expected incidence of such events in this cohort would have been between 400 and 4000 gastrointestinal hemorrhages. The elimination or significant reduction of gastrointestinal hemorrhage when Theramine is used compared to use of non-steroidal anti-inflammatory agents such as naproxen and ibuprofen could significantly reduce health care costs.

In addition to Theramine, which is our leading product in terms of gross product sales, the products Sentra PM and GABAdone, both of which address chronic sleep disorders, are second and third, respectively, in terms of gross product sales. These two products elicit the production of serotonin, acetylcholine and GABA, the primary neurotransmitters responsible for the initiation and maintenance of sleep. The concentrations and proportion of the formula do not result in morning grogginess or memory loss common with the use of pharmaceutical sleep aids. A significant portion of Company sales arise from Sentra AM, a product that increases acetylcholine, the central neurotransmitter associated with alertness, cognitive function and memory. It is also a central neurotransmitter associated with amelioration of the symptoms of fibromyalgia.

Convenience-Packed Products

We have developed 35 convenience-packed products consisting of medical foods formulations and generic pharmaceuticals, which physicians can prescribe and dispense together to optimize drug dosages and achieve a therapeutic effect, while reducing drug side effects and costs. A convenience-packed product is a box containing a 30-day supply of a generic pharmaceutical and a 30-day supply of a medical food product. The box is appropriately labeled and contains separate plain-English inserts providing patient information about the generic pharmaceutical and the medical food. An example of a convenience kit is a box that contains a bottle of Theramine 90 capsules and a separate bottle of Naproxen 250mg, both representing a month’s supply of product.

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

Our convenience-packed products include therapies for pain syndromes, sleep disorders, hypertension, viral infections and metabolic syndrome. Three double blind controlled trials have been performed on these products with positive results showing that adjunctive therapy with a medical food product can reduce the drug dose while maintaining efficacy and reducing side effects. The use of pharmaceutical agents co-administered with medical foods allows the physician to select the optimal dose of the pharmaceutical. These double blind controlled trials yielded positive results in the areas of chronic, established back pain and sleep disorders. In these trials, drug side effects were reduced at the low drug doses and the potential for gastrointestinal hemorrhage was also reduced when nonsteroidal anti-inflammatory drugs (“NSAIDS”) were used as part of the convenience pack with the medical food Theramine. The convenience packed drugs are within the FDA-approved label dose. These convenience packs are registered in the FDA National Drug Code (“NDC”) database and all convenience-packed products have been routinely reimbursed by third party payers.

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

PDRx Software Dispensing Program

The following table illustrates our 35 convenience packs.

	CONVENIENCE PACK	INDICATION	MEDICAL FOOD	GENERIC DRUG	BRAND NAME OF DRUG (FOR REFERENCE PURPOSES ONLY)
1	Appformin	Metabolic Syndrome	AppTrim	metformin	Glucophage
2	Appformin - D	Metabolic Syndrome	AppTrim - D	metformin	Glucophage
3	Gabavale-5	Sleep a/o Anxiety	GABAdone	diazepam	Valium
4	Gabazolamine	Sleep a/o Anxiety	GABAdone	alprazolam	*Xanax
5	Gabazolpidem-5	Sleep a/o Anxiety	GABAdone	zolpidem	Ambien
6	Gabazolamine-0.5	Anxiety	GABAdone	alprazolam	*Xanax
7	Gaboxetine	Sleep a/o Anxiety	GABAdone	fluoxetine	Prozac
8	Hypertenevide-12.5	Heart Failure/Hypertension	Hypertensa-90	carvedilol	Coreg
9	Hypertenipine-2.5	Hypertension	Hypertensa-90	amlodipine	Norvasc
10	Hypertensolol	Hypertension	Hypertensa-90	metoprolol	Lopressor
11	Prazolamine	Muscle Spasms	Theramine	carisoprodol	Soma
12	Sentradine	Sleep a/o Depression w/GI	Sentra PM	ranitidine	Zantac
13	Sentraflox AM-10	Mood Disorders	Sentra AM	fluoxetine	Prozac
14	Sentralopram AM-10	Depression	Sentra AM	citalopram	Celexa
15	Sentravil PM-25	Sleep a/o Depression	Sentra PM	amitriptyline	Elavil
16	Sentrazolam AM-0.25	Anxiety/Mood Disorders	Sentra AM	alprazolam	*Xanax
17	Sentrazolpidem PM-5	Sleep a/o Depression	Sentra PM	zolpidem	Ambien
18	Sentroxatine	Sleep a/o Depression	Sentra PM	fluoxetine	Prozac
19	Strazepam	Sleep a/o Anxiety	Sentra PM	temazepam	Restoril
20	Therabenzaprine-60	Muscle Spasms	Theramine	cyclobenzaprine	Flexeril
21	Therabenzaprine-90	Muscle Spasms	Theramine	cyclobenzaprine	Flexeril
22	Therabenzaprine-90-5	Muscle Spasms	Theramine	cyclobenzaprine	Flexeril
23	Theracodeine-300	Pain	Theramine	codeine/acetaminophen	Tylenol #3
24	Theracodophen-325	Pain	Theramine	hydrocodone/acetaminophen	Norco - 10
25	Theracodophen-650	Pain	Theramine	hydrocodone/acetaminophen	Lorcet
26	Therapentin-90	Nerve Pain	Theramine	gabapentin	Neurontin 300
27	Theraprofen-60	Inflammation and Pain	Theramine	ibuprofen	Motrin 600
28	Theraprofen-90	Inflammation and Pain	Theramine	ibuprofen	Motrin 600
29	Theraprofen-800	Pain	Theramine	ibuprofen	Motrin
30	Theraproxen	Inflammation and Pain	Theramine	naproxen	Naprosyn
31	Theraproxen-90	Inflammation and Pain	Theramine	naproxen	Naprosyn
32	Theraproxen-500	Inflammation and Pain	Theramine	naproxen	Naprosyn
33	Theratramadol-60	Pain	Theramine	tramadol	Ultram
34	Theratramadol-90	Pain	Theramine	tramadol	Ultram
35	Trepoxicam-7.5	OA/ Rheumatoid Arthritis	Trepadone	meloxicam	Mobic

PDRx Software Dispensing Program

We have developed PDRx to facilitate physician dispensing, provide inventory control and assist regulatory reporting. The dispensed products include medical foods and generic pharmaceuticals. PDRx directly communicates dispensing data from the physicians’ offices to our management servers in real-time. This allows businesses to use PDRx from computers or smart devices with internet access. This technology is hosted on company-owned and managed servers and accessed only through a secure gateway, allow for compliance with all laws and regulations relating to protected health information.

PDRx also allows information to be delivered directly to us for purposes of future sales and educational content. Each physician’s use of controlled substances is documented and reported to the Drug Enforcement Administration as required by law. No fee is charged for the use of the PDRx software. Although the Company derives no revenue from a physician client’s use of the PDRx software, it enables CCPI to more efficiently process claims on behalf of a physician client.

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

2. US Pat. Application. No. 12/966,720 (pending) Filing date: December 13, 2010 Status: The Company responded to an office action and is awaiting the next communication from USPTO, which is expected within the next six months. The functional utility of this system is currently protected by trade secret and by issued US Pat. No. 8,370,172 and this patent application and by US Pat. Application No. 13/759,007 filed February 4, 2013.

On November 20, 2012, TMP entered into an agreement with Cambridge Medical Funding Group (“CMFG”) to assign physicians account receivables under California Workman’s Compensation (“CMFG #1”). Subject to physician’s approval, Cambridge will pay 23% of the California Workman’s Compensation Fee Schedule on all approved claims. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, are satisfied directly by CMFG, usually within seven (7) days of transmission of the accounts receivable to CMFG. CMFG makes this payment directly to TMP, on behalf of the physician. TMP applies this payment to the physician’s financial obligations due to CCPI for the physician’s use of the Company’s medical billing and claims processing services, and the physician’s financial obligation due to TMP for the cost of the product. The Company recognizes revenue on the date that payment is due from CMFG. Under CMFG #1, the Company only receives the 23% advance payment, where such payment is without recourse or future obligation for TMP to repay the 23% advanced amount back to CMFG or the physician. Actual amounts collected on the assigned accounts receivable are shared between CMFG and the physician, where the first approximately 41% of amounts collected are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to the physician and 25% is disbursed to CMFG. Under this model, physicians are paid on every dispensement rather than having to wait until claims are paid. Physicians have the option of remaining on the traditional Physician Managed model or switching to the CMFG #1 model. The CMFG #1 agreement contains a 30-day termination clause within the first 6 months that either party can exercise. It is possible that either party may cancel the agreement, which could adversely affect the Company’s cash flow and revenue.

Technology and Intellectual Property

Proprietary Technology

The proprietary Targeted Cellular Technology® (“TCT”) platform allows reduced concentrations of amino acids to generate effective amounts of nerve and brain cell messengers, known as neurotransmitters, to target specific cells in the body to optimize cell function. Amino acids are the building blocks of protein that allow the body to produce these neurotransmitters that regulate most bodily functions. Increasing the body’s own neurotransmitter production allows for improved sleep function, improved cognitive function, mitigation of pain, blood pressure regulation, improved lung function, appetite regulation and amelioration of complex medical syndromes with minimal potential for adverse effects. Our medical food products have effects similar to drugs in addressing the specific accelerated nutritional requirements of diseases. These products can be administrated alone or with traditional pharmaceuticals under medical supervision. Six years of clinical use and three double blind clinical trials have demonstrated that the adjunctive use of a medical food product with a traditional pharmaceutical can provide optimum drug dose that conforms to the lowest FDA labeled dose. We have received six patents on the TCT process, one on the CCPI claims billing and processing of medication claims by point-of-care physicians technology, and nine pending patent applications covering our TCT technology and CCPI claims billing and processing of medication claims by point-of-care physicians technology, and we maintain trademarks, trade secrets, and proprietary methods, as further set forth below.

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

The Company filed three patent applications at the USPTO covering technology for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Specifically, these three patent applications cover compositions and methods for augmenting and sustaining amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Further, these three patent applications include additional disclosure covering other embodiments for stimulating in vivo differentiation of stem and progenitor cells to produce additional tissue and cell types. Additionally, the Company has recently filed a continuation patent application claiming benefit to the original CCPI claims billing and processing of medication claims by point-of-care physicians patent application to seek allowed claims for additional systems and methods directed to this technology. Further, the Company has filed a pending patent application covering additional embodiments of the CCPI claims billing and processing of medication claims by point-of-care physicians technology. This patent application claims priority benefit to the recently issued patent technology contained in issued US Pat. No. 8,370,172.

We currently own or have exclusive rights to the following issued patents and pending patent applications:

Pat. No./App.			Product(s)/Product
Serial No.	Title	Owner	Candidate(s)	Expiration
7,674,482 (USA)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	TMP	Medical foods for producing acetylcholine and serotonin for improved sleep	3/22/2026

7,601,369 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing epinephrine and norepinephrine neurotransmitter activity	8/27/2022

7,595,067 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for stimulating nitric oxide production and white blood cell production for improved antiviral activity	8/27/2022

7,582,315 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing serotonin neurotransmitter activity	8/27/2022

7,585,523 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing acetylcholine neurotransmitter activity	8/27/2022

8,370,172 (USA)	System and method for submitting medication claims by point-of-care physicians	TMP	CCPI claims billing and processing of medication claims by point-of-care physicians	4/2/2032

4719832 (Japan)	Composition and method to augment and sustain neurotransmitter production	TMP	Composition for stimulating nitric oxide production and white blood cell production in order to produce antiviral activity	8/18/2023

03791695.4 (Europe pending)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing neurotransmitter activity	N/A (1)

2010-79658 (Japan pending)	Composition and method to augment and sustain neurotransmitter production	TMP	Omnibus claim commensurate with specification	N/A (2)

07753759.5 (Europe pending)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	TMP	Composition for use in a method for the treatment of viral infections by stimulating nitric oxide and white blood cell production	N/A (3)

2009-501565 (Japan pending)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	TMP	Medical food for enhancing neurotransmitter activity	N/A (4)

12/966,720 (USA pending)	System and methods for submitting medication claims by point-of-care physicians	TMP	CCPI claims billing and processing of medication claims by point-of-care physicians	N/A (5)

13/759,007 (USA pending)	System and methods for submitting medication claims by point-of-care physicians	TMP	CCPI claims billing and processing of medication claims by point-of-care physicians	N/A (6)

2003/025955 PCT	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing acetylcholine neurotransmitter activity. Method for enhancing epinephrine and norepinephrine neurotransmitter activity. Method for enhancing serotonin neurotransmitter activity.	N/A (7)

2007/007157 PCT	Composition and method for potentiating pharmaceuticals with amino acid based medical foods	TMP	Medical foods for producing acetylcholine and serotonin for improved sleep.	N/A (7)

13/115,963 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce red blood cells.	N/A (8)

13/115,965 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce growth hormone.	N/A (9)

13/115,967 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce testosterone.	N/A (10)

2012 PCT	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce red blood cells.	N/A (11)

2012 PCT	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce growth hormone.	N/A (12)

2012 PCT	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce testosterone.	N/A (13)

(1) The Company’s foreign counsel in Europe report that the patent application is in good order and an examination report for this patent application is expected within the next six months.

(2) The Company filed a response to an office action that was issued by the Japanese Patent Office (“JPO”). The Company is awaiting the next communication from the JPO.

(3) The Company’s foreign counsel in Europe report that the patent application is in good order and an examination report for this patent application is expected within the next six months.

(4) The Company filed a response to an office action that was issued by the Japanese Patent Office (“JPO”). The Company is awaiting the next communication from the JPO.

(5) A request to reconsider current USPTO decision was filed and the Company is awaiting the next communication from USPTO, which is expected within the next six months. This patent application contains method claims relating to the CCPI claims billing and processing of medication claims by point-of-care physicians technology.

(6) This patent application was filed on February 4, 2013 and is a continuation patent application of the issued parent patent application (U.S. Pat. No. 8,370,172). It contains computer system and method claims that claim priority to the parent patent application. It also claims priority benefit to the parent patent application filing date. The Company is awaiting examination communication from USPTO, which is expected within four months.

(7) This PCT patent application is abandoned. All desired national and regional patent applications claiming benefit to this PCT patent application have been filed and are listed above.

(8) The Company expects to receive a communication from the USPTO on or before June 1, 2014.

(9) The Company expects to receive a communication from the USPTO on or before June 1, 2014.

(10) The Company expects to receive a communication from the USPTO on or before June 1, 2014.

(11) PCT patent application including claims of pending US Patent Application No. 13/115,963. National and/or regional phase patent applications may be filed based on this PCT patent application.

(12) PCT patent application including claims of pending US Patent Application No. 13/115,965. National and/or regional phase patent applications may be filed based on this PCT patent application.

(13) PCT patent application including claims of pending US Patent Application No. 13/115,967. National and/or regional phase patent applications may be filed based on this PCT patent application.

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

We currently own, or have exclusive rights to, the following registered trademarks:

Registration No/			Product(s)/Product
Serial No.	Mark	Owner	Candidate(s)
3010777	TARGETED CELLULAR TECHNOLOGY	TMP	Medical foods for enhancing neurotransmitter production
3053172	PHYSICIAN THERAPEUTICS	TMP	Medical foods
3156064	APPTRIM	TMP	AppTrim-D
3515912	THERAMINE	TMP	Theramine
3569823	SENTRA AM	TMP	Sentra AM
3569826	SENTRA PM	TMP	Sentra PM
3569829	HYPERTENSA	TMP	Hypertensa
3569820	TREPADONE	TMP	Trepadone
3569818	GABADONE	TMP	GABAdone
85/497,368	APPTRIM	TMP	AppTrim-D

We currently own, or have exclusive rights to, the following common law trademarks:

Product(s)/Product
Mark	Owner	Candidate(s)
PHYSICIAN THERAPEUTICS	TMP	Wholesale distributorships featuring dietary supplements and medical foods; Wholesale distributor of medical foods and convenience packs

	TMP	Wholesale distributor of medical foods and convenience packs

Copyrights

We have developed a number of properties that we believe qualify for exclusivity in terms of the U.S. Copyright Act, among them:

Software Programs

●	PDRx : PDRx is a proprietary computer system to facilitate point-of-care dispensing in the physician client’s office. The system is a cloud-based system using Citrix interfaces, Hewlett Packard terminals and Microsoft cloud computing software. The dispensing program resides on our virtual servers and is distributed to physicians through virtual desktops using a Citrix system. The program operates on a thin client portal, which is a small computer in the physician client’s office dedicated to the PDRx system and allows physicians to dispense medications in their office, track inventory, initiate orders, initiate insurance claims, provide reports to regulatory authorities and manage receivables through our servers. The servers including the virtual servers are located in a hardened datacenter with co-location to our central servers. The co-location of mirrored servers at a dedicated and secured data site provides redundancy and security of dispensing data.

●	Clinical Trial Software: We have developed proprietary software, known as ActiveTrials.com, that allows users to capture and manage clinical trial data online through any modern web browser. ActiveTrials.com allows for new study protocols to be defined, sites and studies created, events scheduled, and case report forms added for online completion. ActiveTrials.com also includes administration tools for oversight, auditing, configuration and reporting. The ActiveTrials.com software is password-protected with 256-bit encryption, and access based on user roles. All study participants are assigned random IDs by the software and remain anonymous at all times.

●	CCPI Software: A computer system for initiating, managing and transmitting claims relating to our products to insurance companies. This program has extensive reporting mechanisms for physicians and distributors.

Publications

●	Product Monographs: Each of our products is backed by a detailed product monograph created by clinicians and food scientists that outlines the accelerated nutritional requirements of a particular disease or condition. Extensive peer reviewed references from the published medical and scientific literature are cited.

Billing and Collections

CCPI is our wholly-owned subsidiary that provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance, Medicare, and workers’ compensation insurance. CCPI retains a percentage of all collections made for claims made on behalf of physicians in accordance with our billing services agreement and recognizes revenue upon collection of the claim. CCPI’s billing and collection services aid the physician in obtaining reimbursement for dispensed products. The physician is entitled to the residual amount of a claim after deducting CCPI’s fee and TMP’s product invoice. This business model allows physicians to participate in the revenue stream from dispensing of pharmaceuticals. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. The following patent and pending patent applications for this technology have been filed or issued:

1.	US Pat. No. 8,370,172; Issue date: February 5, 2013.

2.	US Pat. Application. No. 12/966,720 (pending); Filing date: December 13, 2010; Status: A request to reconsider current USPTO decision was filed and the Company is awaiting the next communication from USPTO, which is expected within the next six months. This patent application contains method claims relating to the CCPI claims billing and processing of medication claims by point-of-care physicians technology. The functional utility of this system is currently protected by the issued trade secret and by issued US Pat. No. 8,370,172 and this patent application and the following patent application.

3.	US Pat. Application No.: 13/759,007; Filing date: February 4, 2013; Status: Recently filed and awaiting first communication from USPTO, which is expected within four months This patent application contains method claims relating to the CCPI claims billing and processing of medication claims by point-of-care physicians technology.

Medical Foods Manufacturing and Sources and Availability of Raw Materials

We outsource the manufacturing of our medical food products to a cGMP registered producer, Arizona Nutritional Supplements (“ANS”), under an exclusive contract that expires in December 2016. We have vetted a second manufacturing facility and have determined that we could immediately transfer manufacturing without a significant disruption in the business in the event that there is a disruption at our current manufacturing facility. cGMP refers to the current Good Manufacturing Practice Regulations promulgated by the FDA under the authority of the Food, Drug, and Cosmetic Act of 1938. These regulations, which have the force of law, require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. cGMP regulations address issues including recordkeeping, personnel qualifications, sanitation, cleanliness, equipment verification, process validation, and complaint handling. Currently, we provide the manufacturer with a formula and manufacturing specifications. ANS sources and purchases raw ingredients and manufactures the products to our specifications. All raw materials are subject to rigorous testing at the time of acquisition and during the manufacturing process for purity. Stability testing is also performed by the manufacturer. Products are then shipped to the distribution center.

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

With the database as the basis for formula development, our team of scientists then develops formulas and manufactures prototypes that undergo laboratory testing for safety and efficacy. One of our strengths is the selection of appropriate and relevant testing methodologies. Once a prototype has been created, a small batch is produced and crossover clinical trials are then performed to assess the ability of the new product to produce neurotransmitters using physiologic endpoints. Double blind controlled trials are then performed. The clinical trials are outsourced to an independent contract research organization (“CRO”) that indentifies and contracts with independent sites throughout the United States that gather appropriate data. Our Scientific Advisory Board reviews data analysis and supervises writing and publication of trial results. All clinical trials are performed with independent Institutional Review Board (“IRB”) approval. In addition, all trial protocols are submitted to the FDA for review. However, the FDA does not routinely review the submitted protocols because medical foods and the related studies do not require FDA pre-approval and our products are comprised of ingredients that have been categorized as GRAS by the FDA.

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

We file patents for new inventions through our scientists. We also publish both peer-reviewed and internally-generated publications. There are seven pending patent applications including five using TCT technology and two pending patent applications on the billing process. The five pending patent applications using TCT technology are foreign applications to extend the intellectual property protection beyond the United States where these five patents have already been issued.

Our research and development includes performance of early clinical studies and double blind placebo controlled trials. (Studies on therapeutic treatments for pain in human subjects do not permit IRB approval for the use of a placebo arm in clinical trials due to ethical considerations). We maintain an in-house research staff and outsource double-blind trials to an independent clinical research organization. All clinical trials are performed in the United States.

Sales and Marketing

We distribute products through a network of distributors and an internal sales force that sells products directly to dispensing physician clients. There are currently five distributors and two Hybrid customers selling our products to their networks and ten internal sales representatives who sell directly to physicians. Physicians purchase products from PTL for dispensing directly to their patients. Physician Therapeutics also, in limited circumstances, distributes generic and branded pharmaceuticals to physicians in 30-day prepack units that it purchases from wholesalers. This process is referred to as “point-of-care dispensing.” We believe that physicians find these solutions attractive because incorporating these systems into their office work flow can increase efficiency and profitability for the practice, reduce medication errors, improve patient compliance and improve the quality of patient care by reducing drug side effects.

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

BUSINESS MODEL

Revenue Models

TMP markets medical foods and generic and branded pharmaceuticals through employed sales representatives, independent distributors, and pharmacies. Product sales are invoiced upon shipment at AWP, with varying rapid pay discounts, under six models: Physician Direct Sales, Distributor Direct Sales, Physician Managed, Hybrid, CMFG #1 and CMFG #2 Models.

●	Physician Direct Sales Model: Under this model, a physician purchases products from TMP, but does not retain CCPI’s services.

●	Distributor Direct Sales Model: Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services.

●	Physician Managed Model: Under this model, a physician purchases products from TMP and retains CCPI’s services.

●	Hybrid Model: Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services.

●	CMFG #1 – WC Receivable Purchase Assignment Model: Under this model, physicians who purchase products from TMP under the Company’s Physician Managed model have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG at a discounted rate.

●	CMFG #2 – WC Receivables Funding Assignment Model: Under this model, the Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012, to CMFG. These accounts receivables were originally generated from either the Company’s Physician Managed Model or the Hybrid Model. Since these accounts receivable originated from the Company’s Physician Managed Model or the Hybrid Model, CCPI’s services are also retained.

Revenue Recognition

Under the following revenue models product sale revenues are recognized upon shipment:

●	Physician Direct Sales Model;

●	Distributor Direct Sales Model; and

●	CMFG #1 – Workers’ Compensation (“WC”) Receivable Purchase Assignment Model (“CMFG #1”)

Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed, Hybrid and CMFG #2 models, which can take in excess of five years to collect, we have determined that these revenues do not meet the criteria for recognition, in accordance with The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. ASC 605, Revenue Recognition (“ASC 605”), upon shipment. These revenues are recorded when collectability is reasonably assured, which the Company has determined is when the payment is received, which is upon collection of the claim.

●	Physician Managed Model; and

●	Hybrid Model; and

●	CMFG #2 – WC Receivables Funding Assignment Model (“CMFG #2”)

In the years ended December 31, 2013 and December 31, 2012, the Company issued billings (net of applicable discounts) to Physician Managed, Hybrid and CMFG #2 model customers aggregating $5.7 million and $11.9 million respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with these billings and billings to our direct and distributor customers are expensed as incurred in each reporting period. Direct costs associated with all billings aggregating $1.1 million and $1.3 million, were expensed in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of the Physician Managed, Hybrid and CMFG #2 model customers when cash was collected aggregating $5.0 million and $4.4 million in 2013 and 2012, respectively.

Revenue recognized in any given year is comprised of cash received on all claims settled in that year regardless of the year in which the customer was billed or the claim originated. As of December 31, 2013 the Company had unrecognized revenue and accounts receivables from its Physician Managed, Hybrid and CMFG #2 Model customers totaling $8.3 million which are not reflected in the accompanying consolidated financial statements.

CCPI receives no revenue in the physician direct or distributor direct models because it does not provide collection and billing services to these customers. In the Physician Managed, Hybrid, CMFG #1 and CMFG #2 Models, CCPI has a billing and claims processing service agreement with the physician. That agreement includes a service fee defined as a percentage of collections on all claims. Because fees are only earned by CCPI upon collection of the claim and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time that collections are received.

No returns of products are allowed except products damaged in shipment, which has been insignificant.

The rapid pay discounts to the AWP offered to the physician or distributor vary based upon the expected payment term from the physician or distributor. The discounts are derived from the Company’s historical experience of the collection rates from internal sources and updated for facts and circumstances and known trends and conditions in the industry, as appropriate. As described in the models above, we recognize provisions for rapid pay discounts in the same period in which the related revenue is recorded. These rapid pay discounts, have typically ranged from 40% to 88% of AWP and we have monitored our experience ratio periodically over the prior twelve months and have made adjustments as appropriate.

Allowance for doubtful accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently accounts receivable are comprised totally of amounts due from distributor customers, amounts due from Cambridge pursuant to our CMFG #1 model and receivables for our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected. We individually review all accounts receivable balances and based on an assessment of current creditworthiness, estimate the portion, if any, of the balance that will not be collected. We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on our assessment of the current status of individual accounts. Balances that are still outstanding after we have used reasonable collection efforts are written off. Based on an assessment as of December 31, 2013 of the collectability of invoices 120 days or more past their due dates we established an allowance for doubtful accounts of $81,171.

Under the Company’s Physician Managed, Hybrid, CMFG #1 and CMFG #2 models, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. Extended collection periods are typical in the workers compensation industry with payment terms extending from 45 days to in excess of five years. Approximately 25% of claims are settled within one year of claim billed date and approximately 50% cumulatively are settled within four years of claim billed date. The majority of claims outstanding over four years are still active. Due to the uncertainty as to the timing and the amount of claims settlement and collections we do not recognize revenue until cash is received. Cash received and revenue recognized in any given year from our Physician Managed, Hybrid and CMFG #2 models is comprised of collections on claims from that year and all prior years as applied to outstanding invoices.

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

U.S. Distribution

There are currently five distributors and two Hybrid customers selling our products to their networks and ten internal sales representative employees who sell directly to physicians. The initial sales of our products were in the California workers compensation market.

Our sales currently are primarily in California (approximately 77% of total sales), but we also sell to physicians and distributors in Arizona, California, Colorado, Connecticut, Florida, Hawaii, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Missouri, Montana, Nevada, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Washington and Wisconsin. The Company has a small presence in each of these states and is actively marketing through either distributors or sales representatives in these states. Marketing efforts entail distribution of updated medical food education materials and product sheets, both in hard copy and online. These materials focus on specific products and discuss context-specific use with accompanying support materials. The Company distributes this information at professional conferences, through direct mail materials, to pain and rehabilitation specialists, sleep centers and skilled nursing facilities. We primarily market to orthopedic surgeons, pain specialists, rheumatologists treating fibromyalgia and physical medicine specialists. With the initiation of physician dispensing and insurance reimbursement into the private insurance market, we have begun to address internal medicine, primary care medicine, and psychiatry, as well.

Marketing plans also include localized, region-specific Web sites for awareness and education about medical foods with links to the Company’s main Web site for more in-depth education. In addition, the Company is preparing press kits, which include information about the Company, management and product backgrounds. The Company is also developing presentations for use in varied mobile applications, such as flash drives, briefing dossiers, conference materials and iPad sales support. In addition, the Company has compiled road show and briefing materials on the Company’s medical food products to be presented by the Company’s Chief Executive Officer and other senior executives to invited medical groups and for one-on-one briefings with media personnel. The Company is also evolving its use of online media through the creation of small-space advertisements, quick advertisements linking back to the Company’s Web site and for use in targeted online publications.

We have been collecting reimbursement from the workers compensation systems in California and Florida since 2004. Revenue from our physician customers under PMM plus our distributors utilizing CCPI’s services for their physician customers under our Hybrid Model accounts for approximately 73% of our product revenue for the year ended December 31, 2013 and 69% of our product revenue for year ended December 31, 2012 while accounting for product billings of 79% and 87% of total product billings, respectively.

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

Government Regulation

Statutory Definition and One FDA Regulation

Under the Federal Food, Drug, and Cosmetic Act of 1938 (“FFDCA”), products are regulated on the basis of their intended use. Their intended use is determined by the objective factors surrounding their use. Numerous categories and subcategories of products exist under the FFDCA, such as food, food additive, dietary supplement, GRAS food component, new drug, GRAS and Effective (“GRAS/E”) drug for over the counter use, and GRAS/E drug for use under the supervision of a physician. The categories overlap and products can fall within more than one category depending on their intended use.

The FDA has provided little guidance on the regulation of medical foods, as it is still a relatively new and evolving category of product under the FFDCA.

Our medical food products are defined and regulated by the FDA. The term medical food, as defined in Section 5(b) of the Orphan Drug Act is a “food which is formulated to be consumed or administered enterally, or by mouth, under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.” The FDA advises that it considers the statutory definition of medical foods to “narrowly” constrain the types of products that fit within the category of food (see May 2007 Guidance, and Food Labeling; Reference Daily Intakes and Daily Reference Values; Mandatory Status of Nutrition Labeling and Nutrition Content Revision proposed rule.) This is a Final Rule, binding regulation, on nutrition labeling for conventional foods.

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

Unlike for drugs and for dietary supplements, there is no overall regulatory schema for medical foods, or even a pending proposed rule, meaning that no FDA rulemaking is in progress. However, a very detailed Advanced Notice of Proposed Rulemaking (“ANPR”) entitled “Regulation of Medical Foods,” was published in the Federal Register on Nov. 29, 1996. This ANPR never progressed to a proposed rule, the Notice and Comment procedure, and an eventual Final Rule (binding regulation). However, in the view of our attorneys, it still represents (in conjunction with the May 2007 Guidance) FDA’s position and policy on medical foods. This ANPR was in effect withdrawn, because on April 22, 2003, the FDA published a proposal to withdraw numerous long-pending proposed rules, including this ANPR. The FDA cited as its reasons for withdrawal, first, that the subjects are not a regulatory priority, and agency resources are limited, second, the proposed rules have become outdated due to advances in the science or changes in the products or the industry regulated, or changes in legal or regulatory contexts; and, third, to eliminate uncertainty, so that the FDA or the private sector may resolve underlying issues in ways other than those in the proposals. In May 2007, the FDA issued its Guidance to Industry, presumably because the medical foods sector was growing, but it did not engage in a formal rulemaking procedure, either because it did not have the resources and/or because the medical foods category is still lower priority than drugs and medical devices.

Regulatory Requirements

Overview: Medical foods are FDA-regulated, but there is no complete set or schema of regulations. There is no pre-market approval, or even pre-market notification to the FDA required. Rather, it is the responsibility of the manufacturer and marketer to test for safety and efficacy before marketing and selling. The developer of a medical food must adhere closely to the statutory definition, and to the descriptions of a medical food in the one regulation regarding exemption from nutrition labeling, and in the May 2007 Guidance. (The parameters for a valid medical food are also spelled out in several FDA Warning Letters, such as those sent to Metagenics, Nestle Healthcare.) In the absence of a specific regulatory schema, we and our regulatory counsel have paid close attention to the numerous contrasts with both dietary supplements and with prescription drugs. (See regulation, FDA May 2007 Guidance, and the Warning Letter to Garden of Life.) All elements of the medical food product must indicate that the “intended use” of the product is for the dietary management of a disease, and not for the cure or prevention of a disease.

Threshold Issue: The manufacturer must demonstrate that the disease or condition to be targeted, scientifically and medically, is a disease with distinctive (or unique) nutritional requirements (ANPR 1996). The FDA has stated that this is a “narrow category,” (2007 Guidance, recent Warning Letter to Bioenergy) and that whether a product is valid for this category depends on the published medical science of the disease and its origins. The targeted disease or condition may be, or caused by, a metabolic imbalance or deficiency or the accelerated requirements for a certain nutrient caused by a disease state. Thus, we and our Scientific Advisory Committee begin with a comprehensive in-house report documenting the distinctive nutritional requirements of the disease as the crucial first step in research and development.

Formulation: A medical food may not be a single ingredient formula - otherwise, that product would be a dietary supplement for a nutrient deficiency. (FDA Field Guides) A medical food formula must go beyond a mere modification of the diet. (FDA regulation; 2007 Guidance) The formula must meet/satisfy the distinctive nutritional requirements, not merely ameliorate the symptoms. For example, Glucosamine or MSM, or an herb’s “active” constituent may indeed help osteoarthritis. But first the Company must demonstrate that these nutrients are the distinctive nutritional requirements for osteoarthritis. The test is: Does this formula bring the patient from the abnormal condition or disease state (with distinctive nutritional requirements) back to the equilibrium of a healthy state?

Safety: There are no particular or mandated FDA pre-market safety studies required of the formula as a whole. However, all ingredients must be either GRAS or approved food-additives. (See FDA letter to Industry (2001) regarding no botanicals or “novel” ingredients permitted in “functional foods”; and the ANPR. Since medical foods are typically taken with prescription drugs, the developer must assess whether any medical food/drug interactions pose a risk assessment. Many ingredients have been determined by the FDA to be GRAS and are listed as such by regulation. Other ingredients may achieve self-affirmed GRAS status through a panel of experts on that particular substance that author a GRAS Report. The standard for an ingredient to achieve GRAS status requires not only technical demonstration of non-toxicity and safety, but also general recognition and agreement on that safety by experts in the field. All ingredients used us in our medical foods are either FDA-approved food additives or have GRAS status. Note that the GRAS requirement for ingredients (above) is arguably a higher safety standard than the risk/benefit analysis required for pharmaceuticals. Like any evolving area, especially where no premarket approval is required, the FDA reserves the right to raise questions about the qualification of products within any category as well as the labeling and manufacturing safety of those products. A variety of informal and formal legal options exist for the Agency to raise these issues. For medical foods, the FDA has taken little regulatory action, although questions about the manufacture and labeling of such products have arisen.

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

Manufacturing: There are no “good manufacturing practice” (“GMP”) regulations for medical foods in particular. Drug GMPs are not required, nor are the relatively new dietary supplement GMPs required; only food GMPs are required. But note the “medical foods paradox” spelled out in the ANPR. The paradox is that medical foods are intended for a vulnerable patient population, under a physician’s care, and yet there are no specific FDA regulations for this category of product, whereas there are very specific and rigorous regulations and requirements for the manufacture and labeling of conventional foods. The manufacture of our medical foods is outsourced in its entirety under a contract that expires in December 2016. We use a state of the art facility, which manufactures only nutritional supplements and medical foods.

Labeling: As for all food labels, printing must be legible, and many required elements must be conspicuous:

●	Statement of Identity: is MEDICAL FOOD for the dietary management of _______.

●	Must include: “Must be administered under the supervision of a physician.”

●	An accurate statement of the net quantity of contents.

●	Ingredient listing (in the absence of both a required Nutrition Facts box or a Supplement Facts box - no complete set of labeling regulations for medical foods exist yet). See 2007 Guidance:

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

●	Distributed by: [Co. Name and Mailing Address] (2007 Guidance). Reporting of serious adverse events is voluntary, not required; so a toll-free number is not required.

●	If the formula contains or is derived from any of the 8 major allergens, the ingredient list must contain or be followed by a prominent caution, e.g., CONTAINS WHEAT. (Food Allergen Labeling and Consumer Protection Act of 2004, and May 2007 FDA Guidance).

●	The Directions must be clear and precise, e.g., Take 2 capsules in the morning with other food, or as directed by your physician. (2007 Guidance).

●	Many companies include the Rx symbol or “Rx only” but there is no precise law currently on this. There is no explicit requirement for prescription only, though this is implied by statute; medical foods may not be sold in mainstream stores or over-the-counters, because supervision of physician is required on an on-going basis.

●	Many companies include a package insert or prescribing information in the box (but there is no law on this issue).

Marketing: A medical food is a food product thus, the FDA does not regulate advertisements and promotional activities according to the pharmaceutical statutes and regulations; there is no side effects Disclaimer or fair balancing required, e.g., in DTC advertising of drugs on television. However, the FDA has a very broad definition of “labeling”; thus all promotional materials, including websites, are under the authority, monitoring and enforcement of FDA. The Federal Trade Commission (“FTC”) also has joint jurisdiction with the FDA over food products, per a 1983 Memorandum of Understanding. Thus, all advertising claims, both express and implied, must be true, accurate, well-substantiated, and not misleading. All websites, print ads, infomercials, exhibit booth materials, testimonials, and endorsements must be reviewed by the regulatory counsel with both an FDA and an FTC perspective. A company must be careful re-disseminating “off-label use” materials, i.e., as a drug or a drug alternative.

Enforcement: Enforcement is post-market, mostly via annual FDA inspections of food facilities, including packaging, distribution facilities, and fulfillment houses, as well as the manufacturer. (Field Guides for Compliance) But see FDA Warning Letters sent to Efficas: FDA also gathers material at trade shows/ conferences, and examines websites. FTC has joint jurisdiction, and performs sophisticated Internet searches, both randomly and at the request of the FDA or of a competitor.

Medical Foods and Pharmaceuticals

Medical foods are distinguished from the broader category of foods for special dietary use and from foods that make health claims by the requirement that medical foods be intended to meet distinctive nutritional requirements of a disease or condition, be used under medical supervision and intended for the specific dietary management of a disease or condition. To be considered a medical food, a product must, at a minimum, meet the following criteria: the product must be a food for oral or tube feeding; the product must be labeled for the dietary management of a specific medical disorder, disease or condition for which there are distinctive nutritional requirements; and the product must be intended to be used under medical supervision (see regulation, above). Additionally, we are licensed by the FDA as a pharmaceutical re-packager and the Company is permitted to purchase and re-distribute scheduled medications and package and re-label products. We are subject to periodic inspections of facilities, marketing materials and products by FDA inspectors; these are routine inspections conducted without prior notice every one or two years

Claims for both medical foods and drugs must be supported by scientific data or clinical data. Medical foods may also have intrinsic safety obtained through GRAS status of the ingredients, including the common use of the food or food component in people. For GRAS/E products that have been used for a material time and extent or under the supervision of a physician the support for the use can be provided by scientific or clinical data. No premarket approval by FDA is required. By contrast, the safety and therapeutic claims of a product labeled for a new drug use, one that is not GRAS/E, must be pre-approved by the FDA through extensive clinical testing in animals and then humans.

Thus, for a medical food the FDA requires scientific data and often human clinical studies to substantiate claims but preapproval by the Agency to market the product is not required. Claims for both medical foods and drugs must be supported by solid laboratory and clinical data. Medical foods have intrinsic safety obtained through GRAS status of the ingredients, including use of the food or food additive in millions of people. By contrast, the safety and therapeutic claims of a product labeled a drug must be pre-approved by the FDA through extensive clinical testing in animals and then humans.

For a medical food, the FDA implies that human clinical studies are required, per the FDA’s ANPR (above), and based on the manufacturer’s and marketer’s responsibility that any health/medical product be demonstrated to be efficacious before it is marketed and sold. This is a fundamental principle under both the FDA and the FTC, for all health-related products

Medical foods are administered and supervised by physicians, allowing a range of existing human studies to be used to support claims. The standard for medical foods allows use of published science from a variety of sources to support disease and nutritional functional deficiency claims. Our ingredients and formulas are well-researched and supported by voluminous scientific literature, in-house Monographs, and clinical trials.

We have followed the regulatory compliance counsel from the beginning of its research and development on medical foods.

Point-of-Care Dispensing by Physicians

In 44 out of 50 states in the U.S., physician dispensing of prescription drugs is legal subject to specified regulations. In six other states, there are restrictions on this practice and, in Utah, Texas, Montana and New York, the restrictions are severe enough that, in practical terms, physician dispensing is effectively prohibited altogether. Massachusetts and New Jersey have limitations on the number of units that may be dispensed at any one time.

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

Good Manufacturing Practices

The Company is subject to regulation by and licensure with the FDA, the DEA and various state agencies. Among the regulations applicable to the Company are the FDA’s good manufacturing practices. Medical foods must comply with all applicable requirements for the manufacture of foods, including the Current Good Manufacturing Practices regulations and Registration of Food Facilities requirements. Ingredients used in medical foods must be approved food additives or a food additive that is subject to an exemption for investigational use if the ingredients are not GRAS.

Anti-Kickback Statute and HIPAA Criminal Laws

We are subject to various federal and state laws pertaining to health care fraud and abuse. The federal Anti-Kickback Statute makes it illegal for any person, including a pharmaceutical, biologic, or medical device company (or a party acting on its behalf), to knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in exchange for, or to induce, the referral of business, including the purchase, ordering or prescription of a particular item or service, or arranging for the purchase, ordering, or prescription of a particular item or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid. In 1996, under the Health Insurance Portability and Accountability Act (“HIPAA”), the Anti-Kickback Statute was expanded to be made applicable to most federal and state-funded health care programs. The definition of remuneration has been broadly interpreted to include any item or service of value, including but not limited to gifts, discounts, the furnishing of free supplies or equipment, commercially unreasonable credit arrangements, cash payments, waivers of payments or providing anything at less than its fair market value. Several courts have interpreted the Anti-Kickback Statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of business reimbursable by a federal healthcare program, the statute has been violated. Penalties for violations include criminal penalties, civil sanctions and administrative actions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federally-funded healthcare programs. In addition, some kickback allegations have been held to violate the federal False Claims Act, which is discussed in more detail below.

The federal Anti-Kickback Statute is broad and prohibits many arrangements and practices that may be lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous and beneficial arrangements, Congress created several exceptions in the Social Security Act and has authorized the U.S. Department of Health and Human Services (“HHS”) to publish regulatory “safe harbors” that exempt certain practices from enforcement action under the Anti-Kickback Statute prohibitions. For example, there are safe harbors available for certain discounts to purchasers, personal services arrangements and various other types of arrangements. However, safe harbor protection is only available for transactions that satisfy all of the narrowly defined safe harbor provisions applicable to the particular remunerative relationship. We seek to comply with such safe harbors whenever possible. Conduct and business arrangements that do not strictly comply with all the provisions of an applicable safe harbor, while not necessarily illegal, face an increased risk of scrutiny by government enforcement authorities and an ongoing risk of prosecution.

In addition, many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any third-party payer, not only the Medicare and Medicaid programs or other governmental payers. At least one state, California, also has adopted a law requiring pharmaceutical companies to implement compliance programs to prevent and deter conduct that may violate fraud and abuse laws that comply with the voluntary industry guidelines and the Office of Inspector General (“OIG”) compliance guidance. While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could find that such arrangements violate these laws, which could have a material adverse effect on our business, results of operations and financial condition.

HIPAA created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal and state health care programs such as Medicare and Medicaid. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. Additionally, HIPAA granted expanded enforcement authority to HHS and the U.S. Department of Justice (“DOJ”) and provided enhanced resources to support the activities and responsibilities of the OIG and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment.

HIPAA Compliance and Privacy Protection

HIPAA established for the first time comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or Covered Entities: health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically. Covered Entities must have in place administrative, physical and technical standards to guard against the misuse of individually identifiable health information. Additionally, some state laws impose privacy protections more stringent than HIPAA’s. There are also international privacy laws, such as the European Data Directive, that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. We are a Covered Entity subject to HIPAA privacy and security standards. Our activities must also comply with other applicable privacy laws. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain tissue specimens and associated patient information could significantly impact our business and our future business plans. We maintain strict procedures and policies to remain compliant with these patient confidentiality requirements.

HITECH Act

The Health Information Technology for Economic and Clinical Health (“HITECH”) Act promotes the adoption and meaningful use of health information technology. The HITECH Act addresses the privacy and security concerns associated with the electronic transmission of health information, in part, through several provisions that strengthen the civil and criminal enforcement of the HIPAA rules.

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

Employees

The Company had 57 full-time employees as of March 28, 2014 of whom 31 were in product development, operations and engineering, 12 in sales and marketing and 14 in general, administrative and executive management, 6 part time employee, and two independent contractors. It is general practice in our industry to retain the services of independent contractors to perform tasks related to computer programming and network administration. None of these employees and contractors are covered by a collective bargaining agreement and our management considers relations with employees and service partners to be good.

Facilities

We lease approximately 4,594 square feet of office space in Los Angeles, California to house our administrative, marketing and product development activities. We pay $13,183 per month in rent in Los Angeles, under a lease that expires February 28, 2015. In addition, we lease several smaller storage spaces on a month-to-month basis. In general, we believe that our properties are well-maintained, adequate and suitable for their purposes.

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

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firms included an explanatory paragraph in their reports on our financial statements as of and for the years ended December 31, 2013 and December 31, 2012 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

Although medical foods do not require pre-market approval by the FDA, manufacturers of medical foods must be registered with the FDA under a provision promulgated by the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). Manufacturers of medical foods are subject to periodic inspection by the FDA. The manufacture of our medical foods is outsourced in its entirety to a third party manufacturer. We are evaluating additional manufacturers for selection as second source or back-up providers. Our medical foods have been reviewed by the FDA on several occasions. The inspection process includes a review of our facility, sampling of our products and a review of labeling and other patient and promotional materials related to our products. The most recent routine facilities inspection by the Southwest Regional Office of the FDA was conducted in January 2011. No deficiencies in the facility or operations were noted during the inspection. Even if the results of the current inspection are positive, there is no certainty that the FDA will favorably review new medical food products we introduce or our manufacturers’ facilities in the future. If the outcome of the inspection is negative or if we or our manufacturers fail to comply with any law or regulation, we could be subject to penalties and restrictions on our manufacturers’ ability to manufacture and distribute products. Any such action may result in a material adverse effect on our business and results of operations. For a more complete discussion of the laws and regulations to which we are subject, please see the section of this report titled “Description of Business - Government Regulation”.

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

The Company had previously entered into agreements with the Internal Revenue Service and the California Franchise Tax Board for payment of amounts owed for its 2010 federal and state taxes. We filed amended 2010 tax returns reflecting a change in our accounting method. The IRS has completed its examination of our 2010 through 2012 income tax returns. Although the IRS did not agree with our change in accounting method it concluded that our income tax liability for the three year period was only $26,000. We anticipate that the California Franchise Tax Board will arrive at a similar conclusion as the IRS and expect that we will not have to pay the original amounts.

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due and has not made estimated tax payments for the 2011 and 2012 tax years. The Company had entered into agreements with the Internal Revenue Service (“IRS”) and the California Franchise Tax Board (“FTB”) to extend the payment of these taxes over a mutually agreeable period of time. In aggregate, we have paid $550,000 to the IRS and $350,000 to the California Franchise Tax Board. Our 2010 federal and state tax returns reflected an amount owed to the IRS and California Franchise Tax Board of approximately $3,600,000 and $1,000,000, respectively. We were unable to pay the remaining installment payments.

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We filed amended tax returns for 2010 in June of 2012 and in September 2012 filed our 2011 returns using a change in accounting method consistent with our financial results restatement. We understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate tax liability for tax years 2010 through 2012 was only $26,000. In February 2013, the FTB notified the Company by letter that it would take no action on our amended California return until the IRS completed its examination. The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of the eventual audit. As a result of the completion of the IRS examination the Company will initiate discussions with the FTB. There can be no assurances that the FTB will accept the conclusion of the IRS and will not pursue collection and enforcement efforts.

A significant portion of the Company’s billings and revenues are derived from the sale of a single product.

In the years ended December 31, 2013, 2012 and 2011, the Company derived 39%, 42%, and 43% of its billings respectively from the sale of Theramine. While we continue to see a significant demand for Theramine from our physician clients we cannot assure you that the demand will continue. A decline in sales of Theramine to our physician clients may have an immediate adverse effect on our financial results.

A substantial portion of the Company’s billings and revenues are derived from a limited number of physician clients and the loss of any one or more of them may have an immediate adverse effect on our financial results.

In the years ended December 31, 2013, 2012 and 2011, 11%, 36% and 46%, respectively, of the Company’s billings were derived from individual customers representing 10% or more of the total billings. The Company does not receive purchase volume commitments from clients and physicians may stop purchasing our products and services with little or no warning. The loss of any one or more of these customers may have an immediate adverse effect on our financial results.

There is no certainty that our products will continue to be reimbursed by private insurance, Medicare and workers compensation insurers. If these entities do not continue to reimburse for the costs of our products, this could have a material adverse effect on our business and results of operations.

In order for private insurance, Medicare and workers compensation insurers to reimburse the cost of our products, we must, among other things, maintain registration of the products in the National Drug Code (“NDC”) registry, maintain our re-labeler license, maintain our company formulary approval by Pharmacy Benefits Managers and maintain recognition by insurance companies and the Center For Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services that our products are covered by various agencies. There is no certainty that we will be able to maintain these requirements for insurance reimbursement of our products. If our physician clients do not continue to be reimbursed for dispensing our products, they may choose not to purchase them and our business and results of operations may be adversely affected. If physician clients are unable to obtain adequate reimbursement for dispensing our products, they may not be able to pay us for outstanding product invoices currently included in our accounts receivable. While the physician client remains responsible for payment of product invoices in accordance with our agreement regardless of reimbursement, pursuing legal remedies for the collection of these amounts may be costly and take considerable time and we would likely lose some of physician clients as customers.

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

The Health Information Technology for Economic and Clinical Health (“HITECH”) Act of 2009 controls all protocols for securely transmitting protected healthcare information over the Internet, via email and facsimile, including information protected by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Our business relies on using the Internet to transmit protected healthcare information. Regulations change rapidly and, if we cannot adapt our systems in a timely fashion, we could be liable for civil and criminal penalties. The HITECH Act provides a tiered system for assessing the level of each HIPAA privacy violation and, therefore, its penalty:

●	Tier A is for violations in which the offender didn’t realize he or she violated HIPAA and would have handled the matter differently if he or she had. A Tier A violation results in a $100 fine for each violation, and the total imposed for such violations cannot exceed $25,000 for the calendar year.

●	Tier B is for violations due to reasonable cause, but not “willful neglect.” The result is a $1,000 fine for each violation, and the fines cannot exceed $100,000 for the calendar year.

●	Tier C is for violations due to willful neglect that the organization ultimately corrected. The result is a $10,000 fine for each violation, and the fines cannot exceed $250,000 for the calendar year.

●	Tier D is for violations of willful neglect that the organization did not correct. The result is a $50,000 fine for each violation, and the fines cannot exceed $1,500,000 for the calendar year.

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

The patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

●	Claims of issued Patents, and the claims of any patents which may issue in the future and be owned by or licensed to the Company may be challenged by third parties, resulting in patents being deemed invalid, unenforceable, or narrowed in scope, a third party may circumvent any such issued patents, or such issued patents may not provide any significant commercial protection against competing products.

●	Our competitors, many of which have substantially greater resources than we do and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets.

●	The legal systems of some foreign countries do not encourage the aggressive enforcement of patents, and countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products. Thus, the Company’s foreign patents may not be enforceable to the same extent as the counterpart U.S. patents.

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

The Cambridge Medical Funding Group agreement allows for payment within 7 to 10 days for all products dispensed and billed for participating physicians in California Workers’ Compensation. The agreement between Cambridge Medical Funding Group, the Company and the physician contains a 30-day termination clause pursuant to which either party may terminate within the first 6 months. It is possible that either party may cancel the agreement, which could adversely affect the Company’s cash flow and revenue.

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

●	Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA and HITECH standards discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Aspects of our clinical products are affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. For example, regulatory authorities such as the U.S. Department of Health and Human Services’ Center for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and electronic health record (“EHR”) technologies. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

●	Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect providing such technology without cost to third parties. As a company that provides dispensing software systems to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our customers’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we must continue to monitor legislative and regulatory developments that might affect our business practices as they relate to regulatory developments that might affect our business practices as they relate to EHR technologies and pharmaceutical dispensing software systems. We cannot predict the content or effect of possible future regulation on our business practices.

●	Claims Transmission. Our system electronically transmits claims for prescription medications dispensed by physicians to patients’ payers for approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. If we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. As discussed above, the HIPAA Transaction Standards and the HIPAA Security Standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our customers’ HIPAA and HITECH compliance obligations. Furthermore, to the extent that there is some type of security breach it could have a material adverse effect.

●	Licensure and Physician Dispensing. As a manufacturer of medical food products and a re-packager and distributor of drugs, we are subject to regulation by and licensure with the FDA, the Drug Enforcement Agency (DEA) and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA’s “good manufacturing practices.” We are subject to periodic inspections of our facilities by regulatory authorities to confirm that we have policies and procedures in place in order to comply with applicable legal requirements. If we do not maintain all necessary licenses, if the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down. In addition to registration/licensure and “good manufacturing practices” compliance issues, federal and certain state laws require recordkeeping and a drug pedigree when a company is involved in the distribution of prescription drugs. Under the pedigree requirements, each person who is engaged in the wholesale distribution of a prescription drug in interstate commerce, who is not the manufacturer or an authorized distributor of record for that drug, must provide to the person who receives the drug, a pedigree for that drug. A drug pedigree is a statement of origin that identifies each prior sale, purchase, or trade of a drug. State laws in this area are not consistent with respect to their requirements, and thus we needs to carefully monitor legal developments in this area. To the extent we are found to violate any applicable federal or state law related to drug pedigree requirements, any such violation could adversely affect our business.

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

In the event a liquid market develops for our common stock, the market price of our common stock may be volatile and may decline in value. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Between the commencement of trading on October 17, 2012 and March 28, 2014 our stock has traded as high as $5.75 and as low as $0.49 per share.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish reports by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year. These assessments need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

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

SEC Rule 15g-9 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. If the price of our shares of common stock remain below $5.00 per share, our shares will continue to be considered as penny stocks. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person’s account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

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

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which sets forth:

●	the basis on which the broker-dealer made the suitability determination, and

●	that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

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

As of December 31, 2013 we had outstanding options to purchase 2,794,841 shares of common stock and outstanding warrants to purchase 4,256,465 shares of common stock. Therefore, the sale, or even the possibility of the sale, of the shares of common stock underlying these options and warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these options and warrants are exercised, you may experience dilution in your holdings.

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

As of December 31, 2013 our executive officers and directors beneficially own as a group approximately 56.6% of our outstanding shares of common stock, which excludes 2,423,965 shares of common stock issuable upon exercise of warrants and 2,259,941 shares of common stock issuable upon exercise of options held by our officers and directors, of which 2,423,965 warrants and 2,109,941 options are currently exercisable. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 3. Legal Proceedings.

On or about January 31, 2011, Steven B. Warnecke was hired as the Company’s Chief Financial Officer and resigned less than five (5) months later. At the time he resigned, he cited personal reasons for his resignation. He subsequently claimed that the Company breached its Employment Agreement with him. Mr. Warnecke commenced an arbitration proceeding (the “Arbitration”). In December 2013, the Company settled the claims for $255,000 in connection with a confidential mediation with a retired Justice of the California Court of Appeal.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is quoted on the OTCQB tier of the over-the-counter securities market under the symbol “TRGM”. The Company’s common stock began trading on the OTCQB on October 17, 2012. The following table sets forth the high and low bid information for the period since the Company’s common stock began trading:

	High	Low
Year Ended December 31, 2013
Fourth Quarter	$1.28	$0.49
Third Quarter	$1.20	$0.75
Second Quarter	$5.10	$0.65
First Quarter	$2.46	$1.00

Year Ended December 31, 2012
October 17, 2012 - December 31, 2012	$5.75	$1.50

As of March 28, 2014, the Company’s common stock was trading at $0.84.

Record Holders

As of March 28, 2014, there were approximately 300 stockholders of record of our shares of common stock. A number of holders of TMP common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,794,841	$1.89	1,792,697
Equity compensation plans not approved by security holders	4,256,465	$1.83	—
Total	7,051,306	$1.85	1,792,697

On January 31, 2011, the Company’s Board of Directors and stockholders approved the 2011 Targeted Medical Pharma, Inc. Stock Incentive Plan (the “Plan”)), pursuant to which 3,000,000 shares of common stock are reserved for issuance pursuant to awards under the Plan. On August 26, 2013, subject to stockholder approval, the Company’s Board of Directors approved a 2,000,000 share increase in the number of shares issuable under the Plan. As of December 31, 2013, there were 2,794,841 options outstanding and 1,792,697 shares available for future issuance.

Recent Sales of Unregistered Securities

On April 22, 2013, AFH Holding converted $287,648, which represented the remaining principal balance of its notes, into 287,648 shares of the Company’s common stock. Additionally, between June 4, 2013, and November 25, 2013, the William Shell Survivor’s Trust converted $2,000,000 of its notes into 1,769,629 shares of the Company’s common stock. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On November 6, 2013, the Company issued 160,000 shares of common stock as a deposit on a service contract. The shares were valued at $0.85 per share based on the fair market value of the common stock on the date of issuance. The Common Stock was valued at approximately $136,000. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

On December 20, 2013, the Company entered into a subscription agreement with an accredited investor in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to the accredited investor 416,667 shares of its common stock. The issuance resulted in aggregate gross proceeds to the Company of $250,000. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a single person, who represented to the Company that it is an accredited investor, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

During the year ended December 31, 2013, the Company issued an aggregate of 98,455 shares of its common stock pursuant to agreements with former employees and consultants to the Company. The Common Stock was valued at $86,540. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

Between June 28, 2013 and October 1, 2013, the Company issued 1,812,500 warrants to purchase shares of common stock at $2.00 per share pursuant to a $3.2 million loan with Cambridge Medical Funding Group. The warrants were valued at approximately $925,521 and will be amortized as non-cash interest expense over the term of the debt using the effective interest method. These securities will be issued pursuant to Section 4(a)(2) of the Securities Act. These warrants were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

Issuer Repurchases of Equity Securities

Not applicable.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in this 10-K, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	Adverse economic conditions;

●	inability to raise sufficient additional capital to operate our business;

●	the commercial success and market acceptance of any of our products;

●	the potential impact of our agreement with CMFG;

●	the maintenance of our products in the FDA National Drug Code database;

●	the timing and outcome of clinical studies;

●	the outcome of potential future regulatory actions, including inspections from the FDA;

●	unexpected regulatory changes, including unanticipated changes to workers compensation state laws and/or regulations;

●	the expectation that we will be able to maintain adequate inventories of our commercial products;

●	the results of our internal research and development efforts;

●	the adequacy of our intellectual property protections and expiration dates on our patents and products;

●	the inability to attract and retain qualified senior management and technical personnel;

●	the potential impact, if any, of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 on our business;

●	our plans to develop other product candidates; and

●	other specific risks referred to in the section entitled “Risk Factors “.

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

Information regarding market and industry statistics contained in this Annual Report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the section entitled “Risk Factors” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

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

We filed amended tax returns for 2010 in June of 2012. We understood that filing such returns would likely result in tax audits on the part of both the IRS and FTB. The IRS commenced an audit of the Company’s 2010 income tax return in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate tax liability for tax years 2010 through 2012 was only $26,000. As of December 31, 2013, we have recorded $900,863 in prepaid federal and state income taxes on our balance sheet. As a result of the successful conclusion of the IRS examination, the Company expects to receive a refund from the IRS of approximately $550,000.

 The Company posted increased revenues, gross profit, net income and a reduction in net loss before interest, taxes, depreciation and amortization, stock based compensation, and non-recurring expenses (Adjusted EBITDA) from the prior quarter ended September 30, 2013.

Improved financial results from the prior quarter ended September 30, 2013

●	Total revenue of $2.6 million, an increase of 20% over the third quarter of 2013.

●	Total gross profit of $1.9 million, an increase of 22% over the third quarter of 2013.

●	Total net income of $0.5 million, and increase of 129% over the third quarter of 2013.

●	Adjusted EBITDA of $0.1 million, an improvement of 118% over the third quarter of 2013.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2013 and 2012

		% of		% of
	2013	Sales	2012	Sales

REVENUES
Product revenue	$8,505,667	89.0%	$6,440,058	88.3%
Service revenue	1,049,895	11.0%	856,343	11.7%
Total revenue	9,555,562	100.0%	7,296,401	100.0%
COST OF SALES
Cost of product sold	1,054,194	11.0%	1,336,874	18.3%
Cost of services sold	1,935,111	20.3%	1,864,517	25.6%
Total cost of sales	2,989,305	31.3%	3,201,391	43.9%
Gross profit	6,566,257	68.7%	4,095,010	56.1%

OPERATING EXPENSES
Research and development	228,605	2.4%	133,840	1.8%
Selling, general and administrative	10,178,598	106.5%	10,100,979	138.4%
Total operating expenses	10,407,203	108.9%	10,234,819	140.2%
Loss from operations	(3,840,946)	(40.2%)	(6,139,809)	(84.1%)
OTHER INCOME (EXPENSES)
Interest income (expense)	10,889	0.1%	(2,199,577)	(30.1%)
Change in fair value of warrant liability	159,341	1.7%	(4,432,734)	(60.8%)
Total other income (expenses)	170,230	1.8%	(6,632,311)	(90.9%)
Loss before income taxes	(3,670,716)	(38.4%)	(12,772,120)	(175.0%)
Income tax expense (benefit)	5,666,902	59.3%	(3,185,938)	(43.7%)
NET LOSS	$(9,337,618)	(97.7%)	$(9,586,182)	(131.3%)

Revenue

During the years ended December 31, 2013 and 2012, the Company recognized total revenue of $9,555,562 and $7,296,401, respectively. Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment. Total revenues were comprised as follows:

	Year Ended December 31,
	2013	% of total revenue	2012	% of total revenue
Total product revenue	$8,505,667	89.0%	$6,440,058	88.3%
Total service revenue	1,049,895	11.0%	856,343	11.7%
Total revenue	$9,555,562	100.0%	$7,296,401	100.0%

Product sales are invoiced upon shipment at AWP under six models, as described in Note 3 to our consolidated financial statements: Physician Direct Sales, Distributor Direct Sales, Physician Managed, Hybrid, CMFG #1 and CMFG #2 Models (collectively, the “Cambridge Models”). Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed, Hybrid and CMFG #2 Models, which can take in excess of five years to collect, we have determined that these revenues do not meet the criteria for recognition, in accordance with ASC 605, upon shipment. These revenues are recorded when collectability is reasonably assured, which the Company has determined is when the payment is received, regardless of the year originally invoiced (the “Cash Method”). Conversely, product sales under the Company’s Physician Direct Sales, Distributor Direct Sales and CMFG #1 Models are recognized upon shipment (the “Accrual Method”). As a result, the Company’s basis of recognizing revenue is a hybrid of the cash and accrual methods.

The Company recognized product revenue for the years ended December 31, 2013 and 2012, of $8,505,667 and $6,440,058, respectively. The distribution of product revenue between the Cash Method and the Accrual Method of revenue recognition is as follows:

	Year Ended December 31,
Revenue recognition method	2013	% of product revenue	2012	% of product revenue
Cash method	$5,037,003	59.2%	$4,427,828	68.8%
Accrual method	3,468,664	40.8%	2,012,230	31.2%
Total product revenue	$8,505,667	100.0%	$6,440,058	100.0%

The increase in total product revenue is attributed to an increased emphasis on collection efforts at CCPI combined with an increase in customers. In addition to product revenue, which is recognized in the TMP segment, the Company also recognizes service revenue from billing and collection services in its CCPI segment. The Company recognized service revenue for the years ended December 31, 2013 and 2012, of $1,049,895 and $856,343, respectively. In each of the Physician Managed, Hybrid, and CMFG #2 Models, CCPI provides billing and collection services. In consideration for its services, CCPI receives a service fee that is based upon a percentage of gross collections. Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid. Under the CMFG #1 Model (under which CCPI also provides billing and collection services) CCPI recognizes revenue upon receipt of the 23% advance payment from CMFG. The increase in service revenue of $193,552 (from $856,343 for the year ended December 31, 2012 to $1,049,895 for the year ended December 31, 2013) is attributed to an overall increase in aggregate collections which was slightly offset by a lesser amount of services fees earned pursuant to the CMFG #1 Model.

Cost of Product Sold

The reported cost of product sold for the year ended December 31, 2013 decreased $282,680 to $1,054,194 from $1,336,874 for the year ended December 31, 2012. The cost of product sold as a percentage of reported product revenue decreased to 12.4% for the year ended December 31, 2013, compared to 20.8% for the year ended December 31, 2012. This decreased percentage is primarily the result of two factors: (i) an increase in cash collections from our Physician Managed and Hybrid Models, and (ii) the acceptance of the CMFG #1 Model which resulted in lower margins on 15% of the Company’s total revenues. Since the Company recognizes the cost of product sold on all products shipped, regardless of whether the sale resulted from a Cash Method or an Accrual Method customer, the cost of product sold as a percent of product billings (shipments) is more relevant for comparison purposes.

The actual cost of product sold as a percent of product billings during the year ended December 31, 2013, was 11.5% compared with 9.6% in the prior year due to the acceptance of the CMFG #1 Model. During the year ended December 31, 2013, the Company generated $1,334,086 in revenue under the CMGF #1 Model. If these revenues had been recognized under the Physician Managed or Hybrid Models the Company would have recognized approximately an additional $1,300,000. Thus, the existence of the CMFG #1 Model resulted in product sales with a lesser amount of gross profit. The difference between these figures and the 12.4% and 20.8% described above is attributable to the timing differences caused by our revenue recognition policy. The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of product sold:

	Year Ended December 31,
	2013	2012
Derived from Consolidated Statements of Operations:
Reported product revenue	$8,505,667	$6,440,058
Cost of product sold	$1,054,194	$1,336,874

Cost of product sold as a % of reported revenue	12.4%	20.8%

Derived from Actual Billings/Shipments (net of rapid pay discounts):
Cash method billings	$5,723,552	$11,944,880
Accrual method billings	3,468,664	2,012,230
Total actual billings	$9,192,216	$13,957,110
Cost of product sold	$1,054,194	$1,336,874

Cost of product sold as a % of actual billings	11.5%	9.6%

Cost of product sold as a % of reported revenue attributable to timing differences from Cash Method customers	1.0%	11.2%

Cost of Services Sold

The cost of services sold for the year ended December 31, 2013, increased $70,594 to $1,935,111 from $1,864,517 for the year ended December 31, 2012. Cost of services sold consists primarily of salaries and employee benefits, which was relatively unchanged during the preceding two years. During the years ended December 31, 2013 and 2012, salaries and employee benefits were $1,514,047 and $1,516,959, respectively. The increase over the year ended December 31, 2012, is exclusively due to an increase in the utilization of third party collection services.

Operating Expenses

Operating expenses for the year ended December 31, 2013, increased $172,384 to $10,407,203 from $10,234,819 for the year ended December 31, 2012. Despite this increase, operating expenses as a percentage of total revenue decreased from 140% of revenue to 109% of revenue in part due to timing differences between the recognition of expenses and revenues. Operating expenses consist of research and development expense (which increased $94,765), and selling, general and administrative expenses (which increased $77,619). Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the year ended December 31, 2013 increased $94,765, to $228,605 from $133,840 for the year ended December 31, 2012. The level of expense varies from year to year depending on the number of clinical trials that we have in progress. During the year ended December 31, 2013, the Company entered into a clinical study with the University of Cincinnati Physicians Company, LLC, an Ohio nonprofit, limited liability company, on the effects of Theramine in the prevention of migraine headaches. The financial obligations attributed to this clinical study were the primary cause of the increase in research and development expenses during the years.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $10,178,598 and $10,100,979 for the years ended December 31, 2013 and 2012, respectively. As reflected in the table below, the increase in SG&A for the year ended December 31, 2013, when compared to the year ended December 31, 2012, was primarily the result of various fluctuations in the following four expense categories: salaries and employee benefits, professional fees, insurance and depreciation and amortization.

	Years Ended December 31,
	2013	2012	$ Change	% Change

Salaries and employee benefits	$6,357,136	$6,440,892	$(83,756)	(1.3%)
Professional fees	1,499,939	1,495,259	4,680	0.3%
Rent	245,763	233,737	12,026	5.1%
Insurance	479,732	347,972	131,760	37.9%
Depreciation & amortization	207,500	222,893	(15,393)	(6.9%)
General and administrative	1,388,528	1,360,226	28,302	2.1%
Total selling, general and administrative expenses	$10,178,598	$10,100,979	$77,619	0.8%

The $83,756 decrease in salaries and employee benefits is primarily attributed to a reduction in stock based compensation expense of $402,394 which is partially offset by an increase in compensation expense of $324,524 which is attributed to certain severance agreements.

During the years ended December 31, 2013 and 2012, we recorded $751,818 and $1,154,212, respectively, related to the grants of stock options and restricted stock awards to our employees and non-employee directors. Therefore, excluding the decrease of $402,394 ($1,154,212 - $751,818) from stock based compensation, salaries and employee benefits increased by $318,638.

The Company entered into severance agreements with two former employees during the year ended December 31, 2013. As a result of these severance agreements, the Company recognized $357,000 in compensation expense. At the same time, actual gross wages, inclusive of payroll taxes, for these two employees were $52,476 less during the year ended December 31, 2013. As a result, the net increase in salaries and employee benefits associated with these two employees was $304,524.

The second largest component of our SG&A is professional fees. During the year ended December 31, 2013, the Company experienced an increase in professional fees from three distinct projects. First, the Company filed a Form S-1 registration statement, which was declared effective on April 19, 2013. The cost associated with the Company’s Form S-1 resulted in an increase in legal fees of $100,000. Second, in conjunction with entering into the June 28, 2013 agreement with CMFG, as amended, the Company incurred a $128,000 professional services fee. Finally, during January 2013, the Company engaged a consultant for assistance in attaining Medicaid approval of four of the Company’s products: Theramine®, Sentra AM®, Sentra PM® and AppTrim®. The Company expects that this consulting engagement will continue through the second quarter of 2014. During the year ended December 31, 2013, the Company recognized $120,000 in fees related to this consulting contract. The increase in professional fees related to these three projects of $348,000 was almost entirely offset by negotiated reductions in outstanding legal fees in excess of $300,000. As a result, professional fees remained relatively unchanged from the prior year.

Insurance expense increased by $131,760 during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase is primarily related to an increase in premiums associated with the Company’s Directors and Officers insurance policy, which increased by approximately $100,000 from the previous year.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years. During the year ended December 31, 2013, depreciation and amortization decreased by $15,393. The decrease in depreciation and amortization is attributed to the timing of when assets were placed in service.

General and administrative expense experienced an increase of $28,302 during the year ended December 31, 2013 over the prior year. Travel related expenses are a large component of general and administrative expenses and represented an increase of $152,076. During the year ended December 31, 2013, the Company’s sales force made a significant effort to conduct in person meetings with existing and potential customers which resulted in an increase in the Company’s travel expenses. The offsetting decrease in general and administrative expenses is a combination of several types of expenses, none of which are significant individually.

Other Income and Expenses

Other income and expense includes income from the reversal of interest and penalties relating to the Company’s 2010 income tax returns, interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s warrant derivative liability. During the year ended December 31, 2013, the Company reported other income of $170,230 compared with an expense of $6,632,311 during the prior year.

Interest expense decreased by $2,210,466, resulting in interest income of $10,889 in the year ended December 31, 2013, as compared to an expense of $2,199,577 in the year ended December 31, 2012. The decrease was primarily due to the expensing of discounts on notes payable issued with warrants, a non-cash expense, which decreased by $1,613,693 from $1,994,812 during the year ended December 31, 2012 to $381,119 during the year ended December 31, 2013. The remaining decrease in interest expense was due to the Company’s reversal of $752,281 in interest and penalties relating to its 2010 income tax returns. As discussed in the “Recent Developments” section in Item 7 above, in March 2014 the IRS completed its examination. The IRS concluded that the Company’s aggregate income tax liability for tax years 2010 through 2012 was approximately $26,000, significantly less than the $550,000 in prior year income tax payments. Accordingly, the Company reversed the interest and penalties that were recorded in the year ended December 31, 2011.

Changes in the fair value of the Company’s warrant derivative liability resulted in income of $159,341 in the year ended December 31, 2013, compared with an expense of $4,432,734 in the prior year. In July 2012 the Company issued 1,158,981 warrants with anti-dilution ratcheting provisions. At December 31, 2012 and 2013, only 95,000 of these warrants were outstanding. This income represents a reduction in the warrant derivative liability during the year ended December 31, 2013, in connection with the remaining 95,000 warrants.

Current and Deferred Income Taxes

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due and has not made estimated tax payments for the 2011 and 2012 tax years. The Company had entered into agreements with the Internal Revenue Service and the California Franchise Tax Board to extend the payment of these taxes over a mutually agreeable period of time. In aggregate, we have paid $550,000 to the IRS and $350,000 to the California Franchise Tax Board. Our 2010 federal and state tax returns reflected an amount owed to the IRS and California Franchise Tax Board of approximately $3,600,000 and $1,000,000, respectively. We were unable to pay the remaining installment payments.

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We filed amended tax returns for 2010 in June of 2012 and in September 2012 filed our 2011 returns using a change in accounting method consistent with our financial results restatement. We understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate tax liability for tax years 2010 through 2012 was only $26,000. In February 2013, the FTB notified the Company by letter that it would take no action on our amended California return until the IRS completed its examination. The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of the eventual audit. As a result of the completion of the IRS examination the Company will initiate discussions with the FTB. There can be no assurances that the FTB will accept the conclusion of the IRS and will not pursue collection and enforcement efforts.

We had no current income tax benefit in the years ended December 31, 2013 or 2012, respectively. Deferred income tax expense for the years ended December 31, 2013, increased $8,852,840 to $5,666,902 from a benefit of $3,185,938 for the year ended December 31, 2012. The increase was the result of a decision by the Company to fully reserve its net deferred tax assets of $7,369,719.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $7,369,719

Net Loss

Net loss for the year ended December 31, 2013, was $9,337,618 compared to a net loss of $9,586,182 for the year ended December 31, 2012. The decreased net loss was a result of a combination of increased revenues, decreased other expenses and an increase in income tax expense as described above.

FINANCIAL CONDITION

Our negative working capital of $8,631,105 as of December 31, 2013 decreased $1,084,804 from our December 31, 2012 negative working capital of $9,715,909. Our operating losses in 2013 were funded primarily by a loan from CMFG, which resulted in net proceeds to the Company of $3,035,600 pursuant to CMFG #2.

As reflected in the Company’s consolidated statement of cash flows for the years ended December 31, 2013 and 2012, the Company’s reported net loss is comprised of non-cash charges of $7,044,756 and $4,836,681, respectively. A summary of these non-cash charges is as follows:

	Year Ended December 31,
	2013	2012

Depreciation of property and equipment	$142,500	$187,260
Amortization of intangible assets	269,400	248,510
Amortization of debt discount	381,119	1,994,941
Stock-based compensation to employees and directors	657,849	1,154,212
Stock-based compensation to consultants	87,605	—
Income tax expense (benefit)	5,665,624	(3,180,976)
Change in fair value of warrant derivative liability	(159,341)	4,432,734
Non-cash items included in net loss	$7,044,756	$4,836,681

Unrecognized Accounts Receivable

As of December 31, 2013, we have $8.3 million in unrecognized accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our Cash Method customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized accounts receivable, including cost of products sold, have already been expensed in our financial statements. In addition, for federal and state income tax purposes the Company has recognized these unrecognized accounts receivable as revenues. Therefore, the Company will not incur current tax liabilities for these unrecognized accounts receivable when they are collected.

For the year ended December 31, 2013, the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables; specifically, the underlying outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices. The analysis takes into account the value of claims outstanding, the age of these claims, and historical claims settlement and payment patterns. At December 31, 2013, the Company determined that collections on its unrecognized accounts receivable would approximate $8.3 million. The analysis also took into account the impact of the agreements with CMFG, particularly the agreement dated June 28, 2013, as amended, regarding future collections. In exchange for loans of $3.2 million the Company assigned its interest in certain pre-2013 workers compensation claims to CMFG and agreed to share approximately 50% of future collections proceeds from settlement of such claims. At December 31, 2013, cumulative payments made to CMFG pursuant to the CMFG #2 Model were $407,216. The Company allocated these payments as debt repayment of $292,716 and interest expense of $114,500. Thus, at December 31, 2013, the remaining principal amount due to CMFG was $2,907,284. The Company expects CMFG will receive aggregate future payments of approximately $4.2 million. As a result of this updated and expanded analysis, of the total amount of $8.3 million in unrecognized accounts receivable, the Company expects to retain approximately $4.1 million, net of estimated amounts of future proceeds belonging to CMFG pursuant to CMFG #2. See the “Business Model” discussion above and the discussions of “Revenue Recognition”, and “Allowance for Doubtful Accounts” under the “Critical Accounting Policies” discussion below.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans. As noted above, we entered into an agreement with CMFG that provided for loans of $3.2 million of which $750,000, less fees and escrow amounts, was received on June 28, 2013. The balance of $2.45 million was received on October 1, 2013. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon either obtaining future equity financings or achieving profitable operations in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful in obtaining equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due. The 2010 federal and state tax returns reflected an amount owed to the IRS and California Franchise Tax Board of approximately $3,600,000 and $1,000,000, respectively. The Company had entered into agreements with the Internal Revenue Service and the California Franchise Tax Board to extend the payment of these taxes over a mutually agreeable period of time. In aggregate, we have paid $550,000 to the IRS and $350,000 to the California Franchise Tax Board.

As a result of our assessment that for certain sales collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 through 2012 tax liabilities and determined that no income taxes were owed for any of the years.

We filed amended tax returns for 2010 in June of 2012. We understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate tax liability for tax years 2010 through 2012 was only $26,000. In February 2013, the FTB notified the Company by letter that it would take no action on our amended California return until the IRS completed its examination. The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of the eventual audit. As a result of the completion of the IRS examination the Company will initiate discussions with the FTB. There can be no assurances that the FTB will accept the conclusion of the IRS and will not pursue collection and enforcement efforts. If an initial adverse ruling were to occur, we would pursue the arbitration and appeal processes available to us under California tax regulations. If the ultimate disposition is unfavorable to the Company, we would likely not be in a position to pay the outstanding liabilities and could incur additional income tax liabilities for tax years subsequent to 2010.

Although it is likely that the FTB will arrive at the same conclusion as the IRS, we cannot predict the outcome of the FTB examination. If our position is rejected we would owe approximately $650,000 plus additional interest and penalties and would likely incur liabilities for income taxes in subsequent years. As of December 31, 2013, we have recorded $900,863 in prepaid federal and state income taxes on our balance sheet. As a result of the successful conclusion of the IRS examination, the Company expects to receive a refund from the IRS of approximately $550,000. If the outcome of the FTB examination is favorable to the Company then we anticipate a refund of the remaining prepaid taxes. If not, then prepaid state taxes would be removed from our balance sheet.

Net cash used in operating activities for the years ended December 31, 2013 and 2012, was $2,046,586 and $2,373,401, respectively. Cash used in investing activities for the years ended December 31, 2013 and 2012, was $121,420 and $294,860, respectively. During the years ended December 31, 2013 and 2012, we incurred internal software development costs for our PDRx claims management and collection system of $83,430 and $179,328, respectively, and purchased property and equipment of $37,990 and $115,532, respectively. Historically, capital expenditures have been financed by cash from operating activities, equity transactions and related party loans.

Net proceeds from the sale of common stock and borrowing activities of $2,333,209 offset the negative cash flows from operating and investing activities and we experienced an increase in cash and cash equivalents of $165,203 in the year ended December 31, 2013. An increase in cash collections on claims filed by CCPI on behalf of customers utilizing the Physician Managed Model and Hybrid Model benefited cash flows in the year ended December 31, 2013, and are expected to benefit cash flow in future years. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business, such as workers compensation, to markets with shorter collection cycles, such as private insurance and Medicare.

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

CRITICAL ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include accounts of TMP and its wholly owned subsidiary, CCPI (collectively referred to as “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, TMP and CCPI share the common operating facility, certain employees and various costs. Such expenses are principally paid by TMP. Due to the nature of the parent and subsidiary relationship, the individual financial position and operating results of TMP and CCPI may be different from those that would have been obtained if they were autonomous.

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

Allowance for doubtful accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently, accounts receivable are comprised of amounts due from our CMFG #1 Model, distributor customers and receivables from our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance. Balances that are still outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2013, of the collectability of invoices, we established an allowance for doubtful accounts of $81,171.

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

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2013 and 2012, so no long-lived asset impairment was recorded.

Intangible assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist, the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. No impairment indicators existed at December 31, 2013 and 2012, so no intangible asset impairment was recorded.

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

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2013, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Warrants	4,256,465	2,423,965
Stock options	2,794,841	1,770,437
Convertible promissory notes	—	335,448
	7,051,306	4,529,850

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

TARGETED MEDICAL PHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Targeted Medical Pharma, Inc.

We have audited the accompanying consolidated balance sheet of Targeted Medical Pharma, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Targeted Medical Pharma, Inc., as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant net losses since its inception, and has an accumulated deficit of $23,022,407 as of December 31, 2013, and incurred a net loss of $9,337,618 and negative cash flows from operations of $2,046,586 for the year ended December 31, 2013. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP
Irvine, CA
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Targeted Medical Pharma, Inc.

We have audited the accompanying consolidated balance sheet of Targeted Medical Pharma, Inc. as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012. Targeted Medical Pharma, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Targeted Medical Pharma, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
March 31, 2013

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS

Cash	$491,806	$326,603
Accounts receivable, net	268,834	353,993
Inventories	595,753	478,499
Prepaid income taxes	900,863	900,863
Deferred income tax asset	—	251,436
Other current assets	372,262	217,771
TOTAL CURRENT ASSETS	2,629,518	2,529,165

Property and equipment, net	235,586	340,096
Intangible assets, net	2,132,649	2,318,619
Deferred income tax asset	—	5,414,188
Other assets	—	26,679
TOTAL ASSETS	$4,997,753	$10,628,747

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$1,497,425	$2,161,021
Accrued liabilities	5,654,682	4,862,636
Notes payable, current portion - related parties	2,621,067	5,032,942
Notes payable, current portion	1,458,315	—
Derivative liability	29,134	188,475
TOTAL CURRENT LIABILITIES	11,260,623	12,245,074

Notes payable, less current portion, net	754,828	385,709
TOTAL LIABILITIES	12,015,451	12,630,783

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value: 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value: 100,000,000 shares authorized; 25,741,181 shares issued and outstanding as of December 31, 2013; 23,008,742 shares issued and outstanding at December 31, 2012	25,741	23,009
Additional paid-in capital	15,978,968	11,659,744
Accumulated deficit	(23,022,407)	(13,684,789)
TOTAL STOCKHOLDERS’ DEFICIT	(7,017,698)	(2,002,036)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,997,753	$10,628,747

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012

REVENUES
Product revenue	$8,505,667	$6,440,058
Service revenue	1,049,895	856,343
Total revenue	9,555,562	7,296,401

COST OF SALES
Cost of product sold	1,054,194	1,336,874
Cost of services sold	1,935,111	1,864,517
Total cost of sales	2,989,305	3,201,391

Gross profit	6,566,257	4,095,010

OPERATING EXPENSES
Research and development	228,605	133,840
Selling, general and administrative	10,178,598	10,100,979
Total operating expenses	10,407,203	10,234,819

Loss from operations	(3,840,946)	(6,139,809)

OTHER INCOME (EXPENSES)
Interest income (expense)	10,889	(2,199,577)
Change in fair value of warrant liability	159,341	(4,432,734)
Total other income (expenses)	170,230	(6,632,311)

Loss before income taxes	(3,670,716)	(12,772,120)

Income tax expense (benefit)	5,666,902	(3,185,938)

NET LOSS	$(9,337,618)	$(9,586,182)

Basic and diluted net loss per common share	$(0.39)	$(0.43)

Basic and diluted weighted average common shares outstanding	23,828,693	22,154,650

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,337,618)	$(9,586,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,500	187,260
Amortization	269,400	248,510
Amortization of debt discount	381,119	1,994,941
Stock-based compensation to employees and directors	657,849	1,154,212
Stock-based compensation to consultants	87,605	—
Bad debt expense	—	215,346
Deferred taxes	5,665,624	(3,180,976)
Change in fair value of warrant derivative liability	(159,341)	4,432,734
Changes in operating assets and liabilities:
Accounts receivable	85,159	330,154
Loan receivables - employees	—	(206,731)
Inventories	(117,254)	17,322
Prepaid income taxes	—	(108,562)
Other current assets	123,242	114,050
Other assets	26,679	26,000
Accounts payable	(663,596)	1,988,521
Accrued liabilities	792,046	—

Net cash used in operating activities	(2,046,586)	(2,373,401)

Cash flows from investing activities:
Acquisition of intangible assets	(83,430)	(179,328)
Purchase of property and equipment	(37,990)	(115,532)

Net cash used in investing activities	(121,420)	(294,860)

Cash flows from financing activities:
Proceeds from issuance of common stock	250,000	—
Proceeds from notes payable - related parties	—	3,137,000
Payments on notes payable - related parties	(659,675)	(22,000)
Proceeds from notes payable, net	3,035,600	—
Payments and decrease on notes payable	(292,716)	—
Payments due to related parties	—	(267,500)

Net cash provided by financing activities	2,333,209	2,847,500

Net increase in cash	165,203	179,239

Cash at beginning of period	326,603	147,364

Cash at end of period	$491,806	$326,603

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$375,571	—
Cash paid during the period for income taxes	—	$103,600

Non cash investing and financing activities:
Cambridge Medical Funding Group:
Escrow receivable	$123,047	—
Deferred loan fees	$164,400	—
Note discount from issuance of warrant in connection with notes payable	$925,521	—

Issuance of common stock from conversion of notes payable, related parties	$2,287,648	—
Issuance of common stock in connection with prepaid services	$136,000	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2012 and December 31, 2013

					Total
	Common Stock Issued		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCES, December 31, 2011	21,949,576	$21,950	$4,684,095	$(4,098,607)	$607,438

Issuance of common stock for services	100,000	100	99,900	—	100,000

Removal of derivative liability for warrants exercise	—	—	4,681,658	—	4,681,658

Exercise of warrants	851,185	851	(851)	—	—

Exercise of stock options	108,021	108	(108)	—	—

Compensation expense due to stock option issuances	—	—	1,054,212	—	1,054,212

Warrants issued in connection with debt financings from related party	—	—	1,140,838	—	1,140,838

Net loss	—	—	—	(9,586,182)	(9,586,182)

BALANCES, December 31, 2012	23,008,782	23,009	11,659,744	(13,684,789)	(2,002,036)

Issuance of common stock for services	258,455	258	222,282	—	222,540

Issuance of common stock for cash	416,667	417	249,583		250,000

Issuance of common stock on conversion of debt	2,057,277	2,057	2,285,591	—	2,287,648

Compensation expense due to stock option issuances	—	—	601,309	—	601,309

Compensation expense due to warrant issuances	—	—	34,938	—	34,938

Warrants issued in connection with debt financing	—	—	925,521	—	925,521

Net loss	—	—	—	(9,337,618)	(9,337,618)

BALANCES, December 31, 2013	25,741,181	$25,741	$15,978,968	$(23,022,407)	$(7,017,698)

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Targeted Medical Pharma, Inc. (the “Company” or “TMP”), also doing business as Physician Therapeutics (“PTL”), is a specialty pharmaceutical company that develops and commercializes nutrient and pharmaceutical based therapeutic systems. On July 30, 2007, the Company formed Complete Claims Processing, Inc. (“CCPI”), a wholly owned subsidiary which provides billing and collection services on behalf of physicians for claims to insurance companies, governmental agencies, and other medical payers.

Segment Information:

The Company recognized $32,455 in revenue outside of the United States for the year ended December 31, 2012 and no revenue outside of the United States for the year ended December 31, 2013. The Company’s operations are organized into two reportable segments: TMP and CCPI.

●	TMP: This segment includes PTL. TMP develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property, is responsible for research and development relating to medical food products and development of software used for the dispensation and billing of medical foods, generic and branded products. The TMP segment also manages contracts and chargebacks.

●	CCPI: This segment provides point-of-care dispensing solutions and billing and collections services.

Results for the years ended December 31, 2013 and 2012, are reflected in the table below:

For the years ended December 31,

2013	Total	TMP	CCPI
Gross sales	$9,555,562	$8,505,667	$1,049,895
Gross profit (loss)	$6,566,257	$7,451,470	$(885,216)
Net loss	$(9,337,618)	$(8,452,402)	$(885,216)
Total assets	$4,997,753	$4,670,390	$327,363

2012
Gross sales	$7,296,401	$6,440,058	$856,343
Gross profit (loss)	$4,095,010	$5,103,184	$(1,008,174)
Net loss	$(9,586,182)	$(8,578,008)	$(1,008,174)
Total assets	$10,628,747	$10,601,120	$27,627

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company reported losses for the year ended December 31, 2013, totaling $9,337,618 as well as an accumulated deficit as of December 31, 2013, amounting to $23,022,407. Contributing to this loss was the Company’s decision to fully reserve its net deferred tax assets, which resulted in an income tax expense of $5,666,902 for the year ended December 31, 2013. Further, the Company does not have adequate cash to cover projected operating costs for the next 12 months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful obtaining the equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include accounts of TMP and its wholly owned subsidiary, CCPI (collectively referred to as “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, TMP and CCPI share the common operating facility, certain employees and various costs. Such expenses are principally paid by TMP. Due to the nature of the parent and subsidiary relationship, the individual financial position and operating results of TMP and CCPI may be different from those that would have been obtained if they were autonomous.

Accounting Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting policies that include significant judgement and estimates include revenue recognition, share based compensation, recoverability of intangibles, valuation of derivatives, and valuation of deferred income taxes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair value. As of December 31, 2013 and 2012, the Company had no cash equivalents.

Considerations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.

Revenue Recognition

TMP markets medical foods and generic and branded pharmaceuticals through employed sales representatives, independent distributors, and pharmacies. Product sales are invoiced upon shipment at Average Wholesale Price (“AWP”), which is a commonly used term in the industry, with varying rapid pay discounts, under six models: Physician Direct Sales, Distributor Direct Sales, Physician Managed, Hybrid Models, and two Cambridge Medical Funding Group Models.

Under the following revenue models, product sales are invoiced upon shipment:

Physician Direct Sales Model (3% of product revenues for the year ended December 31, 2013): Under this model, a physician purchases products from TMP, but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms, in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

Distributor Direct Sales Model (20% of product revenues for the year ended December 31, 2013): Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount due from the distributor for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Physician Managed Model (38% of product revenues for the year ended December 31, 2013): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement, which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount due from the physician for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Hybrid Model (24% of product revenues for the year ended December 31, 2013): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

CMFG #1 – WC Receivable Purchase Assignment Model (“CMFG #1”) (15% of product revenues for the year ended December 31, 2013): Under this model, physicians who purchase products from TMP under the Company’s Physician Managed Model will have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG at a discounted rate. Each agreement is executed among CMFG, TMP, and each individual physician, and serves as a master agreement for all assigned receivables by the physician to CMFG. Since these accounts receivable originated from the Company’s Physician Managed Model, CCPI’s services are also retained. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, are satisfied directly by CMFG, usually within seven (7) days of transmission of the accounts receivable to CMFG. CMFG has agreed to pay an amount equal to 23% of eligible assigned accounts receivable as an advance payment. CMFG makes this payment directly to TMP, on behalf of the physician. TMP applies this payment to the physician’s financial obligations due to CCPI for the physician’s use of the Company’s medical billing and claims processing services, and the physician’s financial obligation due to TMP for the cost of the product. The Company recognizes revenue on the date that payment is due from CMFG. Under CMFG #1, the Company only receives the 23% advance payment, where such payment is without recourse or future obligation for TMP to repay the 23% advanced amount back to CMFG or the physician. Actual amounts collected on the assigned accounts receivable are shared between CMFG and the physician, where the first 41% of amounts collected are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to the physician and 25% is disbursed to CMFG.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CMFG #2 – WC Receivables Funding Assignment Model (“CMFG #2”) (0% of product revenues for the year ended December 31, 2013): Under this model, the Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012, to CMFG. These accounts receivables were originally generated from either the Company’s Physician Managed Model or the Hybrid Model. Since these accounts receivable originated from the Company’s Physician Managed Model or the Hybrid Model, CCPI’s services are also retained. As further detailed at Note 10, CMFG paid the Company $3.2 million for such assignment, which is considered a loan to the Company from CMFG secured by the future proceeds of these receivables. As detailed in Note 10, actual amounts collected on the claims receivable is shared between CMFG and the Company based upon a predetermined schedule, until the $3.2 million secured loan is paid back to CMFG. Further collections are shared at a ratio of 55:45, where 55% is retained by the Company and 45% disbursed to CMFG. The Company recognizes revenue when payment is received from the insurance carriers or the California State Compensation Insurance Fund.

During the years ended December 31, 2013 and 2012, the Company issued billings to Physician Managed and Hybrid model customers aggregating $5.7 million and $11.9 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with the above billings are expensed as incurred. Direct costs associated with these billings, aggregating $1,054,194 and $1,336,874, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. In accordance with the Company’s revenue recognition policy, the Company recognized revenues from certain of these customers when cash was collected, aggregating $5,037,003 and $4,427,828 during the years ended December 31, 2013 and 2012, respectively. The $5,037,003 of Physician Managed and Hybrid model revenue recognized during the years ended December 31, 2013, includes $393,959 of revenue recognized under CMFG #2. As of December 31, 2013, we had $8.3 million in unrecorded accounts receivable that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. All unpaid invoices underlying claims assigned to CMFG pursuant to CMFG #1 are excluded from unrecorded accounts receivable.

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

The rapid pay discounts to the AWP amount offered to the physician or distributor vary based upon the expected payment term from the physician or distributor. The discounts are derived from the Company’s historical experience of the collection rates from internal sources and updated for facts and circumstances and known trends and conditions in the industry, as appropriate. As described in the various models, we recognize provisions for rapid pay discounts in the same period in which the related revenue is recorded. We believe that our current provisions appropriately reflect our exposure for rapid pay discounts. These rapid pay discounts have typically ranged from 40% to 88% of AWP.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently, accounts receivable are comprised of amounts due from our CMFG #1, distributor customers and other miscellaneous receivables. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance. Balances that are still outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2013, of the collectability of invoices, we established an allowance for doubtful accounts of $81,171.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2013 and 2012, so no long-lived asset impairment was recorded.

Intangible Assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist, the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. No impairment indicators existed at December 31, 2013 and 2012, so no intangible asset impairment was recorded.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC Topic 815-40 Derivatives and Hedging – Contracts in Entity’s own Equity (“ASC 815-40”). Pursuant to ASC 815-40, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability instead of as equity. The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the warrants at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the consolidated statement of operations. As of December 31, 2013, 95,000 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “change in fair value of warrant liability” on the consolidated statements of operations. The Company’s remaining warrants are recorded to additional paid in capital as equity instruments.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2013, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Warrants	4,256,465	2,423,965
Stock options	2,794,841	1,770,437
Convertible promissory notes	—	335,448
	7,051,306	4,529,850

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

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations.

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present (either on the face of the statement of operations or in the notes to the financial statements) the effects on the line items in the statement of operations for amounts reclassified out of accumulated other comprehensive income. The new guidance will be effective for us beginning in the first quarter of fiscal 2014. The adoption of the guidance will not impact our financial statement presentation and/or our disclosures, our financial position, results of operations or cash flows.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment, net at year-ends was as follows:

	December 31,
	2013	2012

Computer equipment	$710,907	$679,011
Furniture and fixtures	245,616	239,423
Leasehold improvements	254,102	254,202
Total property and equipment, gross	1,210,625	1,172,636
Less: accumulated depreciation	(975,039)	(832,540)
Total property and equipment, net	$235,586	$340,096

Depreciation expense for the years ended December 31, 2013 and 2012 was $142,500 and $187,259, respectively. Depreciation included in Cost of Services for the years ended December 31, 2013 and 2012 was $75,578 and $93,686, respectively. No depreciation is recorded in Cost of Product Sales since all production for TMP is outsourced to a third party and stored at an outsourced facility. The remaining depreciation is recorded as part of general and administrative expenses.

5. INTANGIBLE ASSETS

	December 31,
	2013	2012

Patents	$355,630	$360,341
Internally developed software	1,577,367	1,489,226
Total, at cost	1,932,997	1,849,567
Accumulated amortization	(1,101,348)	(831,948)
Net intangible assets	831,649	1,017,619
Intangible assets with indefinite life
URL medicalfoods.com	1,301,000	1,301,000
Total intangible assets	$2,132,649	$2,318,619

Future amortization for years ending after December 31, 2013 is as follows:

2014	$269,153
2015	$175,156
2016	$76,222
2017	$41,673
2018	$15,489
Thereafter	$831,649

Amortization expense for the years ended December 31, 2013 and 2012 was $269,400 and $248,510, respectively.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES

As a result of the Company’s analysis of its unrecognized accounts receivable, including the effects of its assignment of future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012, pursuant to CMFG #2, and taking into account other information that could delay the Company’s ability to utilize its net deferred tax assets, during the quarter ended June 30, 2013, the Company decided to fully reserve the net deferred income tax assets by taking a full valuation allowance against these assets. The table below shows the balances for the deferred income tax assets and liabilities as of the dates indicated.

	December 31, 2013	December 31, 2012
Deferred income tax asset-short-term	$1,402,031	$321,084
Deferred income tax liability-short-term	—	(69,648)
Deferred income tax asset-short-term	1,402,031	251,436
Allowance	(1,402,031)	—
Deferred income tax asset, net	—	251,436

Deferred income tax asset-long-term	7,145,404	6,491,153
Deferred income tax liability-long-term	(1,177,716)	(1,076,965)
Deferred income tax asset-long-term	5,967,688	5,414,188
Allowance	(5,967,688)	—
Deferred income tax asset, net	—	5,414,188

Total deferred tax asset, net	$—	$5,665,624

During the year ended December 31, 2013, the Company recognized income tax expense of $5,666,902. Income tax expense was primarily due to the total valuation allowance of $7,369,719. The $7,369,719 valuation allowance includes the income tax benefit derived by the Company during the year ended December 31, 2013, of $1,704,095. As such, the effect of the valuation allowance attributed to $5,665,624 of the Company’s aggregate income tax expense. The remaining income tax expense, of $1,278, was due to state minimum taxes.

The components of the income tax provision are as follows:

	December 31, 2013	December 31, 2012
Current:
Federal	$—	$(3,926)
State	1,278	(1,036)
Total current	—	(4,962)
Deferred:
Federal	4,436,445	(2,490,852)
State	1,229,179	(690,124)
Total deferred	5,665,624	(3,180,976)
Income tax expense (benefit)	$5,666,902	$(3,185,938)

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% for 2013 and for 2012 to income tax expense is as follows:

	Year Ended December 31,
	2013	2012
Statutory Federal tax rate	(35.0%)	(35.0%)
Increase (decrease) in tax rate resulting from:
Allowance against deferred tax assets	200.8%	—
Derivative Revaluation Expense and other	0.2%	16.0%
Penalties and Fines	(6.3%)	—
State taxes, net of federal benefit	(5.8%)	(5.8%)
Nondeductible meals & entertainment expense	0.5%	(0.1%)
Effective tax rate	154.4%	(24.9%)

Deferred tax components are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Deferred revenue	$2,972,470	$—
Net operating loss	2,405,950	5,299,027
Stock compensation expense	1,311,363	1,052,118
Accrued liability for payroll and vacation	746,606	259,748
Other accrued liabilities	595,943	—
R&D credits	455,621	140,008
Bad debt reserve	59,482	61,336
Total deferred tax assets	8,547,435	6,812,237

Deferred tax liabilities:
Depreciation	(641,198)	(1,076,965)
Loss on sale of accounts receivable	(536,518)	—
481(a) Adjustment - cash to accrual	—	(69,648)
Total deferred tax liabilities	(1,177,716)	(1,146,613)
Valuation allowance	(7,369,719)	—

Net deferred tax assets	$—	$5,665,624

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance for the current year.

At December 31, 2013, the Company had total domestic Federal and state net operating loss carryovers of approximately $5,286,440 and $8,136,403, respectively. Federal and state net operating loss carryovers expire at various dates between 2024 and 2032.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company does not believe that such an ownership change has occurred in 2013 or 2012.

The 2010 through 2013 tax years remain open to examination by the Internal Revenue Service. The IRS has the authority to examine those tax years until the applicable statute of limitations expire.

During the year ended December 31, 2013, as a result of the conclusion of the IRS examination of the Company’s 2010 through 2012 income tax returns, the Company reversed $752,281 of interest and penalties which were initially recorded during 2011.

7. STOCK-BASED COMPENSATION

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

During the year ended December 31, 2013, the Company had stock-based compensation expense of $657,849 related to issuances to the Company’s employees and directors included in reported net loss. The total amount of stock-based compensation to employees and directors for the year ended December 31, 2013, included stock-based compensation expense related to restricted stock grants valued at $56,540 and stock options valued at $601,309. During the year ended December 31, 2012, the Company had stock-based compensation expense included in reported net loss of $1,154,212. The total amount of stock-based compensation for the year ended December 31, 2012, included restricted stock grants valued at $100,000 and stock options valued at $1,054,212.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity for the years ended December 31, 2013 and December 31, 2012, is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2011	1,400,909	1,583,091	$2.73	8.68	$489,637
Grants	(435,353)	435,353	$1.06
Net exercises	—	(248,007)	$2.82
Restricted stock awards	(100,000)	—

December 31, 2012	865,556	1,770,437	$2.31	8.10	$1,113,383
Amendment of 2011 SIP	2,000,000	—
Grants	(1,198,300)	1,198,300	$1.28
Cancellations and forfeitures	173,896	(173,896)	$2.01
Restricted stock awards	(48,455)	—

December 31, 2013	1,792,697	2,794,841	$1.89	7.03	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during the year ended December 31, 2013. During the year ended December 31, 2012, net exercises resulted in the issuance of 108,021 shares of common stock.

All options that the Company granted during the years ended December 31, 2013 and 2012, were granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the issuance of these financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Years Ended December 31,
	2013	2012
Weighted average risk free interest rate	0.51% – 1.32%	0.65% – 1.03%
Weighted average life (in years)	3.5 – 5.0	5
Volatility	68% – 87%	97%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.74	$0.43

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the changes in the Company’s nonvested options during the year ended December 31, 2013, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at December 31, 2012	157,045	$0.65	$187,500
Granted in 12 months ended December 31, 2013	1,198,300	$0.74	$—
Forfeited in 12 months ended December 31, 2013	39,615	$1.23	$—
Vested in 12 months ended December 31, 2013	1,065,730	$0.74	$—
Non-vested at December 31, 2013	250,000	$0.60	$—
Exercisable at December 31, 2013	2,544,841	$1.00	$—
Outstanding at December 31, 2013	2,794,841	$0.96	$—

As of December 31, 2013, total unrecognized compensation cost related to unvested stock options was $124,865. The cost is expected to be recognized over a weighted average period of 2.86 years.

8. WARRANTS

During the year ended December 31, 2013, a total of 1,832,500 warrants, at an average exercise price of $2.01 per share, were issued. Included in this amount are 1,412,500 warrants issued to James Giordano, CEO of CMFG, and 400,000 to Raven Asset-Based Opportunity Fund I LP, in connection with the June 28, 2013 loan to the Company by CMFG (See Note 8). The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 0.75% – 2.66%, five to ten years and 70.82% – 86.35%, respectively. Warrants granted during the year ended December 31, 2012, were valued using an expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 0.85% – 0.95%, five years and 96.66%, respectively.

The following table summarizes information about common stock warrants outstanding at December 31, 2013:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.00	1,710,000	3.48	$1.00	1,710,000	$1.00
$2.00	1,812,500	4.55	$2.00	1,412,500	$2.00
$2.60	20,000	4.35	$2.60	15,000	$2.60
$3.38	713,965	3.03	$3.38	713,965	$3.38

$1.00 - 3.38	4,256,465	3.87	$1.83	3,851,465	$1.82

Included in the Company’s outstanding warrants are 2,423,964 warrants that were issued to a related party over the period from August 2011 through July 2012 at exercise prices ranging from $1.00 to $3.38. One of the related party warrants contains provisions that require it to be accounted for as a derivative security. As of December 31, 2013, and December 31, 2012, the value of the related liability was $29,133 and $188,475, respectively. Changes in these values are recorded as income or expense during the reporting period that the change occurs.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2013, and December 31, 2012, are comprised of the following:

	December 31,
	2013	2012

Due to physicians	$2,580,855	$1,800,525
Accrued salaries and director fees	2,567,847	1,430,965
Accrued income tax penalties and interest	—	752,281
Other	505,980	878,864
Total accrued liabilities	$5,654,682	$4,862,636

10. NOTES PAYABLE

Notes payable at December 31, 2013, and December 31, 2012, are comprised of the following:

	December 31, 2013	December 31, 2012
Notes payable to William Shell Survivor’s Trust (a)	$2,007,820	$4,396,276
Notes payable to Giffoni Family Trust (b)	113,247	336,666
Notes payable to Lisa Liebman (c)	500,000	500,000
Note payable to AFH Holdings and Advisory, LLC (d)	—	335,448
Note payable to Cambridge Medical Funding Group, LLC (e)	2,907,284	—
Total notes payable	5,528,351	5,568,390
Less: debt discount	(694,141)	(149,739)
	4,834,210	5,418,651
Less: current portion	(4,079,382)	(5,032,942)
Notes payable – long-term portion	$754,828	$385,709

(a)	Between January 2011 and December 2012, William E. Shell, M.D., the Company’s Chief Executive Officer, Chief Scientific Officer, greater than 10% shareholder and a director, loaned $5,132,334 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of (i) $4,982,334 to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”), and (ii) $150,000 to the William Shell Survivor’s Trust (the “Survivor’s Trust”). On December 21, 2012, all notes issued to the Family Trust were assigned to the Survivor’s Trust (the “WS Trust Notes”) which in turn assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman. The WS Trust Notes accrue interest at rates ranging between 3.25% and 12.0% per annum. The principal on the WS Trust Notes is payable on demand and interest is payable on a quarterly basis.

An aggregate of 2,423,965 warrants to purchase shares of the Company’s common stock were either issued to or subsequently assigned to the Survivor’s Trust, at exercise prices ranging between $1.00 and $3.38 per share, as additional consideration for entering into the loan agreements. The Company recorded debt discount in the amount of $2,091,538 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the years ended December 31, 2013 and 2012, interest expense of nil and $2,066,275, respectively, was recorded from the debt discount amortization.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2013 and 2012, the Company incurred interest expense, excluding amortization of debt discount, of $155,348 and $146,602, respectively, on the WS Trust Notes. At December 31, 2013 and 2012, accrued interest on the WS Trust Notes totaled nil and $182,067, respectively.

(b)	Between January 2011 and December 2012, Kim Giffoni the Company’s Executive Vice President of Foreign Sales and Investor Relations, greater than 10% shareholder and a director, loaned $300,000 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of $300,000 (the “Giffoni Notes”). The Giffoni Notes accrue interest at rates ranging between 3.25% and 6.0% per annum. The principal and interest on the Giffoni Notes is payable over the next six months with bi-weekly payments of $10,000. During the years ended December 31, 2013 and 2012, the Company incurred interest expense of $9,251 and $15,333, respectively, on the Giffoni Notes. At December 31, 2013 and 2012, accrued interest on the Giffoni Notes totaled nil and $27,330, respectively.

(c)	On December 21, 2012 the William Shell Survivor’s Trust assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman (the “Liebman Notes”), a related party. Lisa Liebman is married to Dr. Shell. The Liebman Notes accrue interest at rates ranging between 3.25% and 3.95% per annum. The principal and interest on the Liebman Notes is payable on demand. During the years ended December 31, 2013, and 2012, the Company incurred interest expense on the Liebman Notes of $19,090 and $19,024, respectively. At December 31, 2013, and 2012, accrued interest on the Liebman Notes totaled $21,044 and $21,954, respectively.

(d)	On July 20, 2012, the Company issued a $585,448 convertible promissory note to AFH Holding and Advisory, LLC, a Delaware limited liability company (“AFH Holding”) in consideration of amounts advanced by AFH Holding to the Company. The AFH Holding promissory note accrued interest at a rate of 8.5% per annum and was convertible at a price equal to the lessor of (i) $1.00 or (ii) the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. On April 22, 2013, AFH Holding converted the remaining outstanding principal, of $287,648, into 287,648 shares of the Company’s common stock. During the years ended December 31, 2013, and 2012, the Company incurred interest expense of $6,029 and $12,811, respectively, on the AFH Holding promissory note. At December 31, 2012, accrued interest on the AFH Holding Note totaled $5,919.

(e)	On June 28, 2013, the Company and CMFG entered into four contemporaneous agreements and thus are considered one arrangement. The components of the agreements are detailed as follows:

●	Workers’ Compensation Receivables Funding, Assignment and Security Agreement, as amended – The Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012 (the “Funded Receivables”), to CMFG. In exchange, the Company received a loan of $3.2 million. Until such time as CMFG has been repaid the entire $3.2 million, the monthly division of collections on Funded Receivables will be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to CMFG to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if CMFG receives less than $175,000 in a given month); Third, to CMFG in an amount up to $175,000; Fourth, to the Company in an amount of $125,000; Fifth, to CMFG and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Once CMFG has received payment of $3.2 million in collections from Funded Receivables, the Funded Receivables will cease to be distributed as described above, and will instead be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; and Second, to CMFG and the Company, the remainder of the Funded Receivables split at a ratio of 45% to 55%, respectively.

●	Common Stock Warrant to James Giordano, CEO of CMFG – The Company issued a ten (10) year warrant to purchase 1,412,500 shares of common stock at an exercise price of $2.00 per share (the “Giordano Warrant”) as consideration for consulting services performed by Mr. Giordano, as described below. The warrants became exercisable during December 2013. The exercisable amount is limited to the average trading volume for the ten days prior to the date of exercise.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

●	Professional Services and Consulting Agreement with Mr. Giordano – The Company entered into a consulting arrangement with Mr. Giordano for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. Mr. Giordano’s only form of compensation for his consulting services was the issuance of the Giordano Warrant. The consulting agreement terminates at such time as all the obligations or contemplated transactions detailed in the Giordano Warrant have been satisfied.

●	Professional Services and Consulting Agreement with CMFG – The Company entered into a consulting arrangement with CMFG for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. The agreement calls for the Company to pay a one-time fee of $64,000 upon execution of the agreement.

On June 28, 2013, CMFG funded $750,000, net of an escrow amount of $123,047 and loan origination fees in the amount of $41,250. On October 1, 2013, simultaneous with an assignment of the Workers’ Compensation Receivables Funding, Assignment and Security Agreement, dated June 27, 2013, as amended by a First Amendment, dated as of September 30, 2013, by CMFG to Raven Asset-Based Opportunity Fund I LP, a Delaware limited partnership (“Raven”), the Company received the balance due from the Funded Receivables agreement. The Company received cash of $2,449,897, net of fees and a release of the escrow funds of $123,047.

As additional consideration, Raven received a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Raven Warrant”). The warrants are exercisable April 1, 2014. Further, the exercisable amount is limited to the average trading volume for the ten days prior to the date of exercise. The Company accounted for the additional issuance of warrants as a modification of the original award issued June 28, 2013.

The Company recorded additional debt discount in the amount of $175,521 based on the estimated fair value of the Raven warrant and the unapplied discount on the Giordano Warrant. The debt discount is being amortized as non-cash interest expense over the initial term of the debt using the effective interest method.

The Company recorded debt discount in the amount of $925,521 based on the estimated fair value of the Giordano and Raven Warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. During the year ended December 31, 2013, interest expense of $231,380 was recorded from the debt discount amortization.

The following table shows the allocation of loans under the Funded Receivables agreement:

Total

Cash advanced	$3,035,600
Deferred loan fees	164,400
Notes payable	3,200,000
Discount	(925,521)
Notes payable, net	$2,274,479

11. RELATED PARTY TRANSACTIONS

Notes Payable

As of December 31, 2013, and December 31, 2012, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $2,621,067 and $5,568,390, respectively (See Note 10).

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONCENTRATIONS

A significant portion of the Company’s billings and revenues are derived from the sale of a single product.

In the years ended December 31, 2013 and 2012, the Company derived 39%, and 42% of its billings respectively from the sale of Theramine. Following the receipt of the FDA warning letter, the Company voluntarily stopped shipping completed Theramine convenience packs and instead began providing physician clients with the components of the convenience pack, which physician clients could determine to package together for a patient’s use. We have found that providing the various components and permitting our physician clients to assemble the convenience packs at the time they are dispensed to the patient is more convenient and cost effective. While we continue to sell the components of the convenience packs we cannot assure you that shifting the assembly of Theramine to our physician clients will not have a material adverse effect on the Company’s operating results.

A substantial portion of the Company’s billings and revenues are derived from a limited number of physician clients and the loss of any one or more of them may have an immediate adverse effect on our financial results.

In the years ended December 31, 2013 and 2012, 11% and 36%, respectively, of the Company’s billings were derived from individual customers representing 10% or more of the total sales. The Company does not receive purchase volume commitments from clients and physicians may stop purchasing our products and services with little or no warning. The loss of any one or more of these customers may have an immediate adverse effect on our financial results.

Major Vendor

The Company purchases its medical food manufacturing services from a single source. The Company is dependent on the ability of this vendor to provide inventory on a timely basis. The loss of this vendor or a significant reduction in product availability and quality could have a material adverse effect on the Company. While the Company keeps at least a two months inventory on hand, it could take between two and twelve months to set up and test a new supplier, leading to up to four months of product backorder. The Company’s relationship with this vendor is in good standing and the expiration date of the contract is December 31, 2016. We have vetted a second manufacturing facility and have determined that we could immediately transfer manufacturing without a significant disruption in the business in the event that there is a disruption at our current manufacturing facility.

13. LEASE COMMITMENTS

The Company leases its operating facility under a lease agreement expiring February 28, 2015 and several smaller storage spaces on a month-to-month basis. The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility. The Company’s net rent expenses for the years ended December 31, 2013, and December 31, 2012, were approximately $240,000 and $228,000.

Minimum annual rentals on the operating facility for the fiscal years ending December 31 are as follows:

2014	$158,202
2015	26,367
Total	$184,569

14. DEFINED CONTRIBUTION PLANS

The Company formerly had a profit sharing plan for the benefit of eligible employees. The Company made contributions to the plan out of its net profits in such amounts as the Board of Directors determined. The contribution each year in no event exceeds the maximum amount allowable under applicable provisions of the Internal Revenue Code. No contributions were made to the plan for the years ended December 31, 2013 and 2012. The profit sharing plan was dissolved on October 17, 2012 and distributions were made to plan participants. TMP also sponsors a 401(k) plan. The Company does not match employee contributions.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EQUITY TRANSACTIONS

On April 22, 2013, AFH Holding converted $287,648, which represented the remaining principal balance of its notes, into 287,648 shares of the Company’s common stock. Additionally, between June 4, 2013, and November 25, 2013, the William Shell Survivor’s Trust converted $2,000,000 of its notes into 1,769,629 shares of the Company’s common stock.

On November 6, 2013, the Company issued 160,000 shares of common stock as a deposit on a service contract. The shares were valued at $0.85 per share based on the fair market value of the common stock on the date of issuance. As a result of this issuance, the Company recorded a prepaid asset of $136,000, which is being amortized over twelve months.

On December 20, 2013, the Company entered into a subscription agreement with an accredited investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company issued and sold to the accredited investor 416,667 shares of its common stock. The issuance resulted in aggregate gross proceeds to the Company of $250,000.

During the year ended December 31, 2013, the Company issued an aggregate of 98,455 shares of its common stock pursuant to agreements with former employees and consultants to the Company. These issuances resulted in aggregate expense to the Company of $86,540.

16. COMMITMENTS AND CONTINGENCIES

Income Taxes

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due. The 2010 federal and state tax returns reflected an amount owed to the IRS and California Franchise Tax Board of approximately $3,600,000 and $1,000,000, respectively. The Company had entered into agreements with the Internal Revenue Service and the California Franchise Tax Board to extend the payment of these taxes over a mutually agreeable period of time. In aggregate, we have paid $550,000 to the IRS and $350,000 to the California Franchise Tax Board.

As a result of our assessment that for certain sales collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 through 2012 tax liabilities and determined that no income taxes were owed for any of the years.

We filed amended tax returns for 2010 in June of 2012. We understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate tax liability for tax years 2010 through 2012 was only $26,000. In February 2013, the FTB notified the Company by letter that it would take no action on our amended California return until the IRS completed its examination. The FTB has not formally suspended collection and enforcement efforts but has continued to extend its Notice of Suspension deadlines on a quarterly basis pending the outcome of the eventual audit. As a result of the completion of the IRS examination the Company will initiate discussions with the FTB. There can be no assurances that the FTB will accept the conclusion of the IRS and will not pursue collection and enforcement efforts. If an initial adverse ruling were to occur, we would pursue the arbitration and appeal processes available to us under California tax regulations. If the ultimate disposition is unfavorable to the Company, we would likely not be in a position to pay the outstanding liabilities and could incur additional income tax liabilities for tax years subsequent to 2010.

Although it is likely that the FTB will arrive at the same conclusion as the IRS, we cannot predict the outcome of the FTB examination. If our position is rejected we would owe approximately $650,000 plus additional interest and penalties and would likely incur liabilities for income taxes in subsequent years. As of December 31, 2013, we have recorded $900,863 in prepaid federal and state income taxes on our balance sheet. As a result of the successful conclusion of the IRS examination, the Company expects to receive a refund from the IRS of approximately $550,000. If the outcome of the FTB examination is favorable to the Company then we anticipate a refund of the remaining prepaid taxes. If not, then prepaid state taxes would be removed from our balance sheet.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings

The Company is a party to various legal proceedings. At present, the Company believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends. However, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. Were unfavorable resolutions to occur, the possibility exists for a material adverse impact on our business, results of operations, financial position, and overall trends. Management might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. However, the Company has not reached this conclusion with respect to any particular matter at this time.

On or about January 31, 2011, Steven B. Warnecke was hired as the Company’s Chief Financial Officer and resigned less than five (5) months later. At the time he resigned, he cited personal reasons for his resignation. He subsequently claimed that the Company breached its Employment Agreement with him. Mr. Warnecke commenced an arbitration proceeding (the “Arbitration”). In December 2013, the Company entered into a confidential settlement with Mr. Warnecke, reached as a result of a confidential mediation with a retired Justice of the California Court of Appeal, and subsequent confidential settlement discussions. The Company recorded an expense of $255,000 as a result of the settlement.

17. SUBSEQUENT EVENTS

On March 24, 2014, the Company entered into a subscription agreement with an accredited investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company issued and sold to the accredited investor 400,000 shares of its common stock. The issuance resulted in aggregate gross proceeds to the Company of $240,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective June 6, 2013, the Company dismissed its former independent registered public accounting firm, EFP Rotenberg, LLP (“EFPR”). The decision to dismiss EFPR was approved by the Company’s Audit Committee of the Board of Directors (the “Audit Committee”) on June 6, 2013.

In connection with the audits of the fiscal years ended December 31, 2012 and 2011 and through June 6, 2013, there were (i) no disagreements with EFPR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of EFPR would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report; (2) no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K except certain material weaknesses in the internal controls over financial reporting as disclosed in the Form 10-K for fiscal year ended December 31, 2012.

EFPR’s report on the financial statements of the Company for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles except that both reports stated there is substantial doubt about the Company’s ability to continue as a going concern due to the Company’s financial condition as of December 31, 2012 and December 31, 2011.

On June 10, 2013, the Company engaged Marcum LLP as the Company’s independent registered public accounting firm effective immediately. The engagement was approved by the Audit Committee on June 10, 2013. Prior to June 10, 2013, Marcum had not performed any services on behalf of the Company. Further, neither the Company nor anyone acting on its behalf consulted with Marcum LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Controls over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Significant changes were implemented and tested during 2013 to remediate our material weaknesses in internal control over financial reporting. Management believes that such measures we have implemented to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting. Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Material Weaknesses Remediated at December 31, 2013:

Control activities related to unrecognized accounts receivable. Throughout 2013, the Company instituted procedures to reconcile the PTL unrecognized accounts receivable subsidiary ledger to the general ledger.

Control activities related to CCPI managed accounts. Throughout 2013, the Company instituted procedures to reconcile the subsidiary ledger of managed physician accounts in CCPI to the general ledger.

Control activities related to assumptions utilized in the Black-Scholes model. Throughout 2013, the Company instituted procedures to ensure the correct application of assumptions used in the Black-Scholes model, to measure changes in equity instruments.

Except as detailed above, during the most recent fiscal quarter 2013 (the fourth fiscal quarter of 2013) there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in our 2014 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal 1: Election of Directors” and “Other Information – Beneficial Ownership of Certain Beneficial Owners” is incorporated by reference in this section.

The TMP Code of Conduct (the Code) is our code of ethics document applicable to all employees, including all officers, and including our independent directors, who are not employees of the company, with regard to their TMP-related activities. The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; reporting Code violations; and maintaining accountability for adherence to the Code. The full text of our Code is published on our web site at www.tdmedpharma.com.

Item 11. Executive Compensation.

The information appearing in our 2014 Proxy Statement under the headings “Executive Compensation,” “Director Compensation,” and “Compensation Discussion and Analysis,” is incorporated by reference in this section.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing in our 2014 Proxy Statement under the heading “Beneficial Ownership of Certain Beneficial Owners” is incorporated by reference in this section.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2014 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section.

Item 14. Principal Accounting Fees and Services.

The information appearing in our 2014 Proxy Statement under the headings “Independent Registered Public Accounting Firm” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

PART IV.

Item 15. Exhibits.

Exhibit Number	Description
2.1[1]	Agreement and Plan of Reorganization (Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

3.1	Amended and Restated Certificate of Incorporation of Targeted Medical Pharma, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

3.2	Amended and Restated Bylaws of Targeted Medical Pharma, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)

10.1	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and William E. Shell, MD (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.2	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and Kim Giffoni (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.3	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and William Shell, MD (Incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.4	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and Kim Giffoni (Incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.5	Employment Agreement, effective as of November 28, 2011, by and between Targeted Medical Pharma, Inc. and David Silver, M.D. (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011)

10.6	Employment Agreement, effective as of August 19, 2013, by and between Targeted Medical Pharma, Inc. and William B. Horne (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2013)

10.7	Amendment to Employment Agreement, dated December 20, 2013, by and between Targeted Medical Pharma, Inc. and William B. Horne (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2014)

10.8	Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

Exhibit Number	Description
10.9	Form of Non-qualified Stock Option Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.10	Form of Non-qualified Stock Option Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.14 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.11	Form of Restricted Stock Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.15 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.12	Form of Restricted Stock Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.13	Targeted Medical Pharma, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.17 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.14	Office Lease, dated February 4, 2009, by and between Targeted Medical Pharma, Inc. and Circle Partnership, a limited partnership (Incorporated by reference to Exhibit 10.18 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.15	First Amendment to Office Lease, dated November 14, 2011, by and between Targeted Medical Pharma, Inc. and Circle Partnership, a limited partnership (Incorporated by reference to Exhibit 10.15 of the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012)

10.16	Registration Rights Agreement, dated January 31, 2011 (Incorporated by reference to Exhibit 10.19 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.17	Sales Agreement, dated January 1, 2007, by and between Targeted Medical Pharma, Inc. and Arizona Nutritional Supplements, Inc. (Incorporated by reference to Exhibit 10.21 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.18	Agency Agreement, dated March 29, 2010, by and between Targeted Medical Pharma, Inc. and Biomatrix PharmaI (Incorporated by reference to Exhibit 10.22 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.19	Purchase Agreement, dated April 7, 2010, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC (Incorporated by reference to Exhibit 10.23 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.20	Purchase Agreement, dated October 20, 2008, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC (Incorporated by reference to Exhibit 10.24 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

Exhibit Number	Description
10.21	Purchase Agreement, dated February 13, 2008, by and between Targeted Medical Pharma, Inc. and Pacific Medical, Inc. (Incorporated by reference to Exhibit 10.25 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.22	Fulfillment Services Agreement, dated October 2, 2008, by and between Targeted Medical Pharma, Inc. and H.J. Harkins Co., Inc. d/b/a Pharma Pac (Incorporated by reference to Exhibit 10.26 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.23	Form of Physician Purchase Agreement (Incorporated by reference to Exhibit 10.28 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

10.24	Form of Billing and Claims Processing Services Agreement (Products Purchased from TMP) (Incorporated by reference to Exhibit 10.29 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

10.25	Form of Distributor Purchase Agreement (Incorporated by reference to Exhibit 10.30 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

10.26	Form of Billing and Claims Processing Services Agreement (Products Purchased from Distributor) Processing (Incorporated by reference to Exhibit 10.31 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

10.27	Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of June 27, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2013)

10.28	First Amendment to Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of October 1, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013)

10.29	Second Amendment to Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of October 23, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013)

14	Code of Ethics (Incorporated by reference to Exhibit 14 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

Exhibit
Number	Description
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

1 The parties to the Merger Agreement have made to each other representations, warranties and covenants, which are qualified by information in confidential disclosure schedules delivered together with the Merger Agreement. While the Registrant does not believe that these schedules contain information that the securities laws require it to publicly disclose and therefore are not filed herewith, other than information that has already been so disclosed, the disclosure schedules do contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the Merger Agreement. Accordingly, the representations, warranties and covenants should not be relied on as characterizations of the actual state of facts, since they may be modified by the disclosure schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED MEDICAL PHARMA, INC.

Date: March 31, 2014	By:	/s/ William E. Shell
William E. Shell, MD
Chief Executive Officer and
Principal Executive Officer

Date: March 31, 2014	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Maurice J. DeWald	/s/ David S. Silver
Maurice J. DeWald	David S. Silver, MD
Chairman of the Board and Director	President, Chief Operating Officer and
March 31, 2014	Director
March 31, 2014

/s/ Kim Giffoni	/s/ Donald J. Webster
Kim Giffoni	Donald J. Webster
Director	Director
March 31, 2014	March 31, 2014

/s/ Arthur R. Nemiroff	/s/ Thomas Wenkart
Arthur R. Nemiroff, CPA	Thomas Wenkart, MD
Director	Director
March 31, 2014	March 31, 2014

/s/ William E. Shell
William E. Shell, MD
Chief Executive Officer, Director and
Principal Executive Officer
March 31, 2014

