Form 10-Q
period 2014-03-31
Targeted Medical Pharma, Inc.
filed 2014-05-20
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of May 13, 2014
Common stock, $0.001 par value	26,422,847

TARGETED MEDICAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER

ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS

Cash	$92,586	$491,806
Accounts receivable, net	362,357	268,834
Inventories	478,645	595,753
Prepaid income taxes	900,863	900,863
Other current assets	481,280	372,262
TOTAL CURRENT ASSETS	2,315,731	2,629,518

Property and equipment, net	203,003	235,586
Intangible assets, net	2,061,116	2,132,649
TOTAL ASSETS	$4,579,850	$4,997,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$1,539,020	$1,497,425
Accrued liabilities	6,143,509	5,654,682
Notes payable, current portion - related parties	2,466,887	2,621,067
Notes payable, current portion	1,544,470	1,458,315
Derivative liability	33,617	29,134
TOTAL CURRENT LIABILITIES	11,727,503	11,260,623

Notes payable, less current portion, net	376,264	754,828
TOTAL LIABILITIES	12,103,767	12,015,451

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value: 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value: 100,000,000 shares authorized; 26,422,847 shares issued and outstanding as of March 31, 2014; 25,741,181 shares issued and outstanding as of December 31, 2013	26,423	25,741
Additional paid-in capital	16,446,537	15,978,968
Accumulated deficit	(23,996,877)	(23,022,407)
TOTAL STOCKHOLDERS’ DEFICIT	(7,523,917)	(7,017,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,579,850	$4,997,753

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2014	2013

REVENUES
Product revenue	$1,633,280	$2,479,551
Service revenue	167,623	331,580
Total revenue	1,800,903	2,811,131

COST OF SALES
Cost of product sold	139,319	351,479
Cost of services sold	420,215	547,195
Total cost of sales	559,534	898,674

Gross profit	1,241,369	1,912,457

OPERATING EXPENSES
Research and development	58,483	32,080
Selling, general and administrative	1,893,672	2,388,638
Total operating expenses	1,952,155	2,420,718

Loss from operations	(710,786)	(508,261)

OTHER INCOME (EXPENSES)
Interest income (expense)	(259,200)	(89,518)
Change in fair value of warrant liability	(4,484)	87,979
Total other income (expenses)	(263,684)	(1,539)

Loss before income taxes	(974,470)	(509,800)

Income tax benefit	—	(239,523)

NET LOSS	$(974,470)	$(270,277)

Basic and diluted net loss per common share	$(0.04)	$(0.01)

Basic and diluted weighted average common shares outstanding	25,902,551	23,010,015

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(974,470)	$(270,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,583	35,377
Amortization	72,413	65,178
Amortization of debt discount	115,690	28,189
Stock-based compensation to employees and directors	12,451	291,178
Stock-based compensation to consultants	215,800	—
Deferred income tax benefit	—	(239,523)
Change in fair value of warrant derivative liability	4,483	(87,979)
Changes in operating assets and liabilities:
Accounts receivable	(93,523)	(165,865)
Loan receivables - employees	—	681
Inventories	117,108	(215,979)
Other current assets	(109,018)	(103,522)
Accounts payable	41,595	82,247
Accrued liabilities	488,827	605,023

Net cash (used) provided by operating activities	(76,061)	24,728

Cash flows from investing activities:
Acquisition of intangible assets	(880)	(57,187)
Purchase of property and equipment	—	(11,208)

Net cash used by investing activities	(880)	(68,395)

Cash flows from financing activities:
Proceeds from issuance of common stock	240,000	—
Payments and decrease on notes payable - related parties	(154,180)	(225,000)
Payments and decrease on notes payable	(408,099)	—

Net cash used by financing activities	(322,279)	(225,000)

Net decrease in cash	(399,220)	(268,667)

Cash at beginning of period	491,806	326,603

Cash at end of period	$92,586	$57,936

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$142,934	$210,474

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

Segment Information:

The Company did not recognize revenue outside of the United States during the three months ended March 31, 2014 and 2013. The Company’s operations are organized into two reportable segments: TMP and CCPI.

●	TMP: This segment includes PTL. TMP develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property, is responsible for research and development relating to medical food products and development of software used for the dispensation and billing of medical foods, generic and branded products. The TMP segment also manages contracts and chargebacks.

●	CCPI: This segment provides point-of-care dispensing solutions and billing and collections services.

Results for the three months ended March 31, 2014 and 2013, are reflected in the table below:

For the three months ended March 31,

2014 (Unaudited)	Total	TMP	CCPI
Gross sales	$1,800,903	$1,633,280	$167,623
Gross profit	$1,241,369	$1,493,961	$(252,592)
Net loss	$(974,470)	$(721,878)	$(252,592)
Total assets	$4,579,850	$4,540,622	$39,228

2013 (Unaudited)
Gross sales	$2,811,131	$2,479,551	$331,580
Gross profit	$1,912,457	$2,128,072	$(215,615)
Net loss	$(270,277)	$(54,662)	$(215,615)
Total assets	$12,224,838	$12,164,138	$60,700

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company reported losses for the three months ended March 31, 2014, totaling $974,470 as well as an accumulated deficit as of March 31, 2014, amounting to $23,996,877. Contributing to the accumulated deficit was the Company’s decision to maintain a full valuation allowance for its net deferred tax assets. At March 31, 2014, the existence of a full valuation allowance represented $7,682,867 of the Company’s accumulated deficit. Further, the Company does not have adequate cash to cover projected operating costs for the next 12 months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful obtaining the equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The Company has made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results of the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value. As of March 31, 2014 and 2013, the Company had no cash equivalents.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Under the following revenue models, product sales are invoiced upon shipment:

Physician Direct Sales Model (2% of product revenues for the three months ended March 31, 2014): Under this model, a physician purchases products from TMP, but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms, in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount due from the physician for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

Distributor Direct Sales Model (18% of product revenues for the three months ended March 31, 2014): Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Physician Managed Model (33% of product revenues for the three months ended March 31, 2014): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement, which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount due from the physician for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Hybrid Model (8% of product revenues for the three months ended March 31, 2014): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

CMFG #1 – WC Receivable Purchase Assignment Model (“CMFG #1”) (39% of product revenues for the three months ended March 31, 2014): Under this model, physicians who purchase products from TMP under the Company’s Physician Managed Model will have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG at a discounted rate. Each agreement is executed among CMFG, TMP, and each individual physician, and serves as a master agreement for all assigned receivables by the physician to CMFG. Since these accounts receivable originated from the Company’s Physician Managed Model, CCPI’s services are also retained. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, are satisfied directly by CMFG, usually within seven (7) days of transmission of the accounts receivable to CMFG. CMFG has agreed to pay an amount equal to 23% of eligible assigned accounts receivable as an advance payment. CMFG makes this payment directly to TMP, on behalf of the physician. TMP applies this payment to the physician’s financial obligations due to CCPI for the physician’s use of the Company’s medical billing and claims processing services, and the physician’s financial obligation due to TMP for the cost of the product. The Company recognizes revenue on the date that payment is due from CMFG. Under CMFG #1, the Company only receives the 23% advance payment, where such payment is without recourse or future obligation for TMP to repay the 23% advanced amount back to CMFG or the physician. Actual amounts collected on the assigned accounts receivable are shared between CMFG and the physician, where the first 41% of amounts collected are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to the physician and 25% is disbursed to CMFG.

CMFG #2 – WC Receivables Funding Assignment Model (“CMFG #2”): Under this model, the Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012, to CMFG. These accounts receivables were originally generated from either the Company’s Physician Managed Model or the Hybrid Model. Since these accounts receivable originated from the Company’s Physician Managed Model or the Hybrid Model, CCPI’s services are also retained. As further detailed at Note 7, CMFG paid the Company $3.2 million for such assignment, which is considered a loan to the Company from CMFG secured by the future proceeds of these receivables. As detailed in Note 7, actual amounts collected on the claims receivable is shared between CMFG and the Company based upon a predetermined schedule, until the $3.2 million secured loan is paid back to CMFG. Further collections are shared at a ratio of 55:45, where 55% is retained by the Company and 45% disbursed to CMFG. The Company recognizes revenue when payment is received from the insurance carriers or the California State Compensation Insurance Fund.

During the three months ended March 31, 2014 and 2013, the Company issued billings to Physician Managed and Hybrid model customers aggregating $0.9 million and $1.7 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with the above billings are expensed as incurred. Direct costs associated with all billings, aggregating $139,319 and $351,479, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. In accordance with the Company’s revenue recognition policy, the Company recognized revenues from certain of these customers when cash was collected, aggregating $666,446 and $1,446,834 during the three months ended March 31, 2014 and 2013, respectively. The $666,446 of Physician Managed and Hybrid model revenue recognized during the three months ended March 31, 2014, includes $394,946 of cash received under CMFG #2. As of March 31, 2014, we had approximately $8.0 million in unrecorded accounts receivable that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. All unpaid invoices underlying claims assigned to CMFG pursuant to CMFG #1 are excluded from unrecorded accounts receivable.

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

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently, accounts receivable are comprised of amounts due from our distributor customers and receivables from our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance. Balances that are still outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of March 31, 2014, of the collectability of invoices, we established an allowance for doubtful accounts of $55,773.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2013, or March 31, 2014, so no long-lived asset impairment was recorded for the year ended December 31, 2013, or the three months ended March 31, 2014.

Intangible Assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist, the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. No impairment indicators existed at December 31, 2013, or March 31, 2014, so no intangible asset impairment was recorded for the year ended December 31, 2013, or the three months ended March 31, 2014.

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

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC Topic 815-40 Derivatives and Hedging – Contracts in Entity’s own Equity (“ASC 815-40”). Pursuant to ASC 815-40, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability instead of as equity. The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the warrants at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the consolidated statement of operations. As of March 31, 2014, 95,000 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “change in fair value of warrant liability” on the consolidated statements of operations. The Company’s remaining warrants are recorded to additional paid in capital as equity instruments.

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

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of March 31, 2014, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company’s effective tax rates were approximately 0% and 47% for the three months ended March 31, 2014 and 2013, respectively.  During the three months ended March 31, 2014, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance. In the previous year, management had decided to fully reserve the net deferred income tax assets by taking a full valuation allowance against these assets. During the three months ended March 31, 2013, the effective tax rate differed primarily due to the effect of changes in the fair value of the Company’s warrant derivative liability.

During the quarter ended June 30, 2013, the Company decided to fully reserve the net deferred income tax assets by taking a full valuation allowance against these assets. As a result of this decision, during the three months ended March 31, 2014, the Company did not recognize any income tax expense. The table below shows the balances for the deferred income tax assets and liabilities as of the dates indicated.

	March 31, 2014	December 31, 2013
Deferred income tax asset-short-term	$1,431,178	$1,402,031
Allowance	(1,431,178)	(1,402,031)
Deferred income tax asset-short-term, net	—	—

Deferred income tax asset-long-term	7,317,600	7,145,404
Deferred income tax liability-long-term	(1,065,911)	(1,177,716)
Deferred income tax asset-long-term	6,251,689	5,967,688
Allowance	(6,251,689)	(5,967,688)
Deferred income tax asset-long-term, net	—	—

Total deferred tax asset, net	—	—

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company has maintained a valuation allowance for the current year.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

At March 31, 2014, the Company had total domestic Federal and state net operating loss carryovers of approximately $5,957,000 and $8,757,000, respectively. Federal and state net operating loss carryovers expire at various dates between 2024 and 2032.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company does not believe that such an ownership change has occurred.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of March 31, 2014 and 2013:

	March 31,
	2014	2013
Warrants	4,256,465	2,423,965
Stock options	2,424,241	2,125,741
Convertible promissory notes	—	287,648
	6,680,706	4,837,354

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

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present (either on the face of the statement of operations or in the notes to the financial statements) the effects on the line items in the statement of operations for amounts reclassified out of accumulated other comprehensive income. The new guidance was effective for us beginning in the first quarter of fiscal 2014. The adoption of the guidance did not impact our financial statement presentation and/or our disclosures, our financial position, results of operations or cash flows.

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

During the three months ended March 31, 2014, the Company had stock-based compensation expense of $12,451 related to issuances to the Company’s employees and directors, included in reported net loss. The total amount of stock-based compensation for the three months ended March 31, 2014, related solely to the issuance of stock options. During the three months ended March 31, 2013, the Company had stock-based compensation expense included in reported net loss of $291,178. The total amount of stock-based compensation for the three months ended March 31, 2013, of $291,178, included restricted stock grants valued at $6,540 and stock options valued at $284,638.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

A summary of stock option activity for the three months ended March 31, 2014, is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2012	865,556	1,770,437	$2.31	8.10	$1,113,383
Amendment of 2011 SIP	2,000,000	—
Grants	(1,198,300)	1,198,300	$1.28
Cancellations and forfeitures	173,896	(173,896)	$2.01
Restricted stock awards	(123,455)	—

December 31, 2013	1,717,697	2,794,841	$1.89	7.03	$—
Cancellations and forfeitures	370,600	(370,600)	$2.63

March 31, 2014	2,088,297	2,424,241	$1.77	6.63	$19,255

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the three months ended March 31, 2014 or the year ended December 31, 2013.

All options that the Company granted during the three months ended March 31, 2014 and 2013, were granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the issuance of these financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model. The Company did not issue any options during the three months ended March 31, 2014. The assumptions used for the three months ended March 31, 2013 are as follows:

March 31, 2013
Weighted average risk free interest rate	0.51% - 0.85%
Weighted average life (in years)	3.5 - 5.0
Volatility	87%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$0.92

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

A summary of the changes in the Company’s nonvested options during the three months ended March 31, 2014, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at December 31, 2013	250,000	$0.60	—
Vested in 3 months ended March 31, 2014	25,000	$0.93	—
Non-vested at March 31, 2014	225,000	$0.56	—
Exercisable at March 31, 2014	2,199,241	$0.94	$19,255
Outstanding at March 31, 2014	2,424,241	$0.91	$19,255

As of March 31, 2014, total unrecognized compensation cost related to unvested stock options was $111,031. The cost is expected to be recognized over a weighted average period of 2.69 years.

5. WARRANTS

Between May 2013 and December 31, 2013, a total of 1,832,500 warrants, at an average exercise price of $2.01 per share, were issued. Included in this amount are 1,412,500 warrants issued to James Giordano, CEO of CMFG, and 400,000 to Raven Asset-Based Opportunity Fund I LP, in connection with the June 28, 2013 loan to the Company by CMFG (See Note 7). The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 0.75% – 2.66%, five to ten years and 70.82% – 86.35%, respectively.

The following table summarizes information about common stock warrants outstanding at March 31, 2014:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.00	1,710,000	3.24	$1.00	1,710,000	$1.00
$2.00	1,812,500	9.30	$2.00	1,412,500	$2.00
$2.60	20,000	4.10	$2.60	20,000	$2.60
$3.38	713,965	2.82	$3.38	713,965	$3.38

$1.00 - 3.38	4,256,465	5.75	$1.83	3,856,465	$1.82

Included in the Company’s outstanding warrants are 2,423,964 warrants that were issued to a related party over the period from August 2011 through July 2012 at exercise prices ranging from $1.00 to $3.38. One of the related party warrants contains provisions that require it to be accounted for as a derivative security. As of March 31, 2014, and December 31, 2013, the value of the related liability was $33,617 and $29,133, respectively. Changes in these values are recorded as income or expense during the reporting period that the change occurs.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

6. ACCRUED LIABILITIES

Accrued liabilities at March 31, 2014, and December 31, 2013, are comprised of the following:

	March 31, 2014	December 31, 2013

Due to physicians	$2,922,582	$2,580,855
Accrued salaries and director fees	2,745,070	2,567,847
Other	475,857	505,980
Total accrued liabilities	$6,143,509	$5,654,682

7. NOTES PAYABLE

Notes payable at March 31, 2014, and December 31, 2013, are comprised of the following:

	March 31, 2014	December 31, 2013
Notes payable to William Shell Survivor’s Trust (a)	$1,902,956	$2,007,820
Notes payable to Giffoni Family Trust (b)	63,931	113,247
Notes payable to Lisa Liebman (c)	500,000	500,000
Note payable to Cambridge Medical Funding Group, LLC (d)	2,499,185	2,907,284
Total notes payable	4,966,072	5,528,351
Less: debt discount	(578,451)	(694,141)
	4,387,621	4,834,210
Less: current portion	(4,011,357)	(4,079,382)
Notes payable – long-term portion	$376,264	$754,828

(a)	Between January 2011 and December 2012, William E. Shell, M.D., the Company’s Chief Executive Officer, Chief Scientific Officer, greater than 10% shareholder and a director, loaned $5,132,334 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of (i) $4,982,334 to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”), and (ii) $150,000 to the William Shell Survivor’s Trust (the “Survivor’s Trust”). On December 21, 2012, all notes issued to the Family Trust were assigned to the Survivor’s Trust (the “WS Trust Notes”) which in turn assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman. The WS Trust Notes accrue interest at rates ranging between 3.25% and 12.0% per annum. The principal on the WS Trust Notes is payable on demand and interest is payable on a quarterly basis.

An aggregate of 2,423,965 warrants to purchase shares of the Company’s common stock were either issued to or subsequently assigned to the Survivor’s Trust, at exercise prices ranging between $1.00 and $3.38 per share, as additional consideration for entering into the loan agreements. The Company recorded debt discount in the amount of $2,091,538 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method. The debt discount had been fully amortized as of December 31, 2012. Thus, during the three months ended March 31, 2013 and 2014, no interest expense was recorded from the debt discount amortization.

During the three months ended March 31, 2014 and 2013, the Company incurred interest expense of $22,136 and $46,623, respectively, on the WS Trust Notes. At March 31, 2014 and 2013, there wasn’t any accrued interest on the WS Trust Notes.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

(b)	Between January 2011 and December 2012, Kim Giffoni the Company’s Executive Vice President of Foreign Sales and Investor Relations, greater than 10% shareholder and a director, loaned $300,000 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of $300,000 (the “Giffoni Notes”). The Giffoni Notes accrue interest at rates ranging between 3.25% and 6.0% per annum. The principal and interest on the Giffoni Notes is payable over the next three months with bi-weekly payments of $10,000. During the three months ended March 31, 2014 and 2013, the Company incurred interest expense of $685 and $3,355, respectively, on the Giffoni Notes. At March 31, 2014, and 2013, accrued interest on the Giffoni Notes totaled nil and $17,330, respectively.

(c)	On December 21, 2012 the William Shell Survivor’s Trust assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman (the “Liebman Notes”), a related party. Lisa Liebman is married to Dr. Shell. The Liebman Notes accrue interest at rates ranging between 3.25% and 3.95% per annum. The principal and interest on the Liebman Notes is payable on demand. During both the three months ended March 31, 2014, and 2013, the Company incurred interest expense on the Liebman Notes of $4,732. At March 31, 2014, and 2013, accrued interest on the Liebman Notes totaled $4,632 and $26,686, respectively.

(d)	On June 28, 2013, the Company and CMFG entered into four contemporaneous agreements and thus are considered one arrangement. The components of the agreements are detailed as follows:

●	Workers’ Compensation Receivables Funding, Assignment and Security Agreement, as amended – The Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012 (the “Funded Receivables”), to CMFG. In exchange, the Company received a loan of $3.2 million. Until such time as CMFG has been repaid the entire $3.2 million, the monthly division of collections on Funded Receivables will be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to CMFG to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if CMFG receives less than $175,000 in a given month); Third, to CMFG in an amount up to $175,000; Fourth, to the Company in an amount of $125,000; Fifth, to CMFG and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Once CMFG has received payment of $3.2 million in collections from Funded Receivables, the Funded Receivables will cease to be distributed as described above, and will instead be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; and Second, to CMFG and the Company, the remainder of the Funded Receivables split at a ratio of 45% to 55%, respectively.

●	Common Stock Warrant to James Giordano, CEO of CMFG – The Company issued a ten (10) year warrant to purchase 1,412,500 shares of common stock at an exercise price of $2.00 per share (the “Giordano Warrant”) as consideration for consulting services performed by Mr. Giordano, as described below. The warrants became exercisable during December 2013. The exercisable amount is limited to the average trading volume for the ten days prior to the date of exercise.

●	Professional Services and Consulting Agreement with Mr. Giordano – The Company entered into a consulting arrangement with Mr. Giordano for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. Mr. Giordano’s only form of compensation for his consulting services was the issuance of the Giordano Warrant. The consulting agreement terminates at such time as all the obligations or contemplated transactions detailed in the Giordano Warrant have been satisfied.

●	Professional Services and Consulting Agreement with CMFG – The Company entered into a consulting arrangement with CMFG for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. The agreement provided for the Company to pay a one-time fee of $64,000 upon execution of the agreement.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

As additional consideration, Raven received a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Raven Warrant”)(See Note 5). The warrants are exercisable April 1, 2014. However, the exercisable amount is limited to the average trading volume for the ten days prior to the date of exercise. The Company accounted for the additional issuance of warrants as a modification of the original award issued June 28, 2013.

The Company recorded debt discount in the amount of $925,521 based on the estimated fair value of the Giordano and Raven Warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three months ended March 31, 2014, interest expense of $115,690 was recorded from the debt discount amortization.

8. RELATED PARTY TRANSACTIONS

Notes Payable

As of March 31, 2014, and December 31, 2013, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $2,466,887 and $2,621,067, respectively (See Note 7).

9. EQUITY TRANSACTIONS

On March 21, 2014, the Company entered into a subscription agreement with Ultera Pty Ltd ATF MPS Superannuation Fund (“Ultera”). Dr. Wenkart, a director of the Company, is the owner and director of Ultera. The Company issued and sold to Ultera 400,000 shares of its common stock. The issuance resulted in aggregate gross proceeds to the Company of $240,000.

During March 2014, the Company issued an aggregate of 281,666 shares of its common stock pursuant to agreements with its directors and consultants to the Company. The shares were valued at an average of $0.77 per share based on the fair market value of the common stock on the date of issuance. As a result of these issuances, the Company recorded a reduction in its liabilities of $176,500 and a prepaid asset of $39,300. The prepaid asset is being amortized over three months.

10. COMMITMENTS AND CONTINGENCIES

Income Taxes

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due. The 2010 federal and state tax returns reflected an amount owed to the IRS and California Franchise Tax Board of approximately $3,600,000 and $1,000,000, respectively. The Company had entered into agreements with the Internal Revenue Service and the California Franchise Tax Board to extend the payment of these taxes over a mutually agreeable period of time. In aggregate, the Company paid $550,000 to the IRS and $350,000 to the California Franchise Tax Board.

In June of 2010 the Company filed amended tax returns for 2010 based upon its assessment that for certain sales collectability at the time of the sale could not be reasonably assured, therefore, these sales did not meet the criteria of a sale for tax purposes. The IRS commenced an audit of the Company’s 2010 amended tax return in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate tax liability for tax years 2010 through 2012 was only $26,000. In February 2013, the FTB notified the Company by letter that it would take no action on our amended California return until the IRS completed its examination. As a result of the completion of the IRS examination the Company initiated discussions with the FTB. Based upon preliminary communication with the FTB, the Company believes that the FTB will accept the conclusion of the IRS. However, there can be no assurances that the FTB will accept the conclusion of the IRS. If an initial adverse ruling were to occur, we would pursue the arbitration and appeal processes available to us under California tax regulations. If the ultimate disposition is unfavorable to the Company, we would likely not be in a position to pay the outstanding liabilities and could incur additional income tax liabilities for tax years subsequent to 2010.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Although it is likely that the FTB will arrive at the same conclusion as the IRS, we cannot predict the outcome of the FTB examination. If our position is rejected we would owe approximately $650,000 plus additional interest and penalties and would likely incur liabilities for income taxes in subsequent years. As of March 31, 2014, we have recorded $900,863 in prepaid federal and state income taxes on our balance sheet. As a result of the successful conclusion of the IRS examination, the Company expects to receive a refund from the IRS of approximately $550,000. If the outcome of the FTB examination is favorable to the Company then we anticipate a refund of the remaining prepaid taxes. If not, then prepaid state taxes would be removed from our balance sheet.

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

11. SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to March 31, 2014 and through the date the financial statements were available to be issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K dated March 31, 2014.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	Adverse economic conditions;

●	inability to raise sufficient additional capital to operate our business;

●	the commercial success and market acceptance of any of our products;

●	the potential impact of our agreement with CMFG;

●	the maintenance of our products in the FDA National Drug Code database;

●	the timing and outcome of clinical studies;

●	the outcome of potential future regulatory actions, including inspections from the FDA;

●	unexpected regulatory changes, including unanticipated changes to workers compensation state laws and/or regulations;

●	the expectation that we will be able to maintain adequate inventories of our commercial products;

●	the results of our internal research and development efforts;

●	the adequacy of our intellectual property protections and expiration dates on our patents and products;

●	the inability to attract and retain qualified senior management and technical personnel; the potential impact, if any, of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 on our business;

●	our plans to develop other product candidates; and

●	other specific risks referred to in the section entitled “Risk Factors”.

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

Recent Developments

We filed amended tax returns for 2010 in June of 2012. We understood that filing such returns would likely result in tax audits on the part of both the IRS and FTB. The IRS commenced an audit of the Company’s 2010 income tax return in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate tax liability for tax years 2010 through 2012 was only $26,000. As of March 31, 2014, we have recorded $900,863 in prepaid federal and state income taxes on our balance sheet. As a result of the successful conclusion of the IRS examination, the Company expects to receive a refund from the IRS of approximately $550,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

 TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

 For the Three Months Ended March 31, 2014 and 2013

		% of		% of
	2014	Sales	2013	Sales

Total revenue	$1,800,903	100.0%	$2,811,131	100.0%
Total cost of sales	559,534	31.0%	898,674	32.0%
Gross profit	1,241,369	69.0%	1,912,457	68.0%
Total operating expenses	1,952,155	108.5%	2,420,718	86.1%
Loss from operations	(710,786)	(39.5%)	(508,261)	(18.1%)
Total other expenses	(263,684)	(14.6%)	(1,539)	(0.0%)
Loss before income taxes	(974,470)	(54.1%)	(509,800)	(18.1%)
Income tax expense (benefit)	—	—	(239,523)	(8.5%)
NET LOSS	$(974,470)	(54.1%)	$(270,277)	(9.6%)

Revenue

During the three months ended March 31, 2014 and 2013, the Company recognized total revenue of $1,800,903 and $2,811,131, respectively. Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment. Total revenues were comprised as follows:

	Three Months Ended March 31,
	2014	% of total revenue	2013	% of total revenue
Total product revenue	$1,633,280	90.7%	$2,479,551	88.2%
Total service revenue	167,623	9.3%	331,580	11.8%
Total revenue	$1,800,903	100.0%	$2,811,131	100.0%

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

The Company recognized product revenue for the three months ended March 31, 2014 and 2013, of $1,633,280 and $2,479,551, respectively. The distribution of product revenue between the Cash Method and the Accrual Method of revenue recognition is as follows:

	Three Months Ended March 31,
Revenue recognition method	2014	% of product revenue	2013	% of product revenue
Cash method	$667,855	40.9%	$1,446,835	58.4%
Accrual method	965,425	59.1%	1,032,716	41.6%
Total product revenue	$1,633,280	100.0%	$2,479,551	100.0%

The decrease in total product revenue is attributed to a decrease in cash collections from the Company’s cash method customers. The decrease in cash collections is attributed to routine fluctuations in payer reimbuisements which are expected to normalize on an annual basis. In addition to product revenue, which is recognized in the TMP segment, the Company also recognizes service revenue from billing and collection services in its CCPI segment. The Company recognized service revenue for the three months ended March 31, 2014 and 2013, of $167,623 and $331,580, respectively. In each of the Physician Managed, Hybrid, and CMFG #2 Models, CCPI provides billing and collection services. In consideration for its services, CCPI receives a service fee that is based upon a percentage of gross collections. Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid. Under the CMFG #1 Model (under which CCPI also provides billing and collection services) CCPI recognizes revenue upon receipt of the 23% advance payment from CMFG. The decrease in service revenue of $163,957 (from $331,580 for the three months ended March 31, 2013 to $167,623 for the three months ended March 31, 2014) is attributed to an overall decrease in aggregate collections.

Cost of Product Sold

The reported cost of product sold for the three months ended March 31, 2014 decreased $212,160 to $139,319 from $351,479 for the three months ended March 31, 2013. The cost of product sold as a percentage of reported product revenue decreased to 8.5% for the three months ended March 31, 2014, compared to 14.2% for the three months ended March 31, 2013. Since the Company recognizes the cost of product sold on all products shipped, regardless of whether the sale resulted from a Cash Method or an Accrual Method customer, the cost of product sold as a percent of product billings (shipments) is more relevant for comparison purposes.

The actual cost of product sold as a percent of product billings during the three months ended March 31, 2014, was 7.3% compared with 9.8% in the three months ended March 31, 2013. The decrease in product cost as a percent of product billings is attributed to one time charges that the Company recorded during the three months ended March 31, 2013 as a result of unusable product inventory.

The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of product sold:

	Three Months Ended March 31,
	2014	2013
Derived from Consolidated Statements of Operations:
Reported product revenue	$1,633,280	$2,479,551
Cost of product sold	$139,319	$351,479

Cost of product sold as a % of reported revenue	8.5%	14.2%

Derived from Actual Billings (net of rapid pay discounts):
Cash method billings	$937,928	$2,556,177
Accrual method billings	965,425	1,032,716
Total actual billings	$1,903,353	$3,588,893
Cost of product sold	$139,319	$351,479

Cost of product sold as a % of actual billings	7.3%	9.8%

Cost of Services Sold

The cost of services sold for the three months ended March 31, 2014, decreased $126,980 to $420,215 from $547,195 for the three months ended March 31, 2013. Cost of services sold consists primarily of salaries and employee benefits and fees paid to third parties assisting in the collection of outstanding receivables, both of which experienced a significant decrease. During the three months ended March 31, 2014 and 2013, salaries and employee benefits were $346,505 and $417,629, respectively, a decrease of $71,124. The decrease in salaries and employee benefits was the result of a 10% reduction in personnel at the Company’s billing and collections subsidiary. The remaining difference is primarily attributed to the $35,840 decrease in fees paid to third party collection services. During the three months ended March 31, 2013, the Company paid to a third party service a fee equal to 15% of gross collections resulting from their efforts. However, during the three months ended March 31, 2014, the amount paid to a third party service was only 5% of gross collections.

Operating Expenses

Operating expenses for the three months ended March 31, 2014, decreased $468,563 to $1,952,155 from $2,420,718 for the three months ended March 31, 2013. Operating expenses as a percentage of total revenue increased from 86% of revenue to 108% of revenue in part due to reduced revenue from the Company’s Cash Method customers. Operating expenses consist of research and development expense (which increased $26,403), and selling, general and administrative expenses (which decreased $494,966). Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2014 increased $26,403, to $58,483 from $32,080 for the three months ended March 31, 2013. The level of expense varies from year to year depending on the number of clinical trials that we have in progress. During the three months ended March 31, 2014, a clinical study with the University of Cincinnati Physicians Company, LLC, an Ohio nonprofit, limited liability company, was being conducted on the effects of Theramine in the prevention of migraine headaches. The financial obligations attributed to this clinical study were the primary cause of the increase in research and development expenses during the three months ended March 31, 2014.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $1,893,672 and $2,388,638 for the three months ended March 31, 2014 and 2013, respectively. As reflected in the table below, the decrease in SG&A for the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, was primarily the result of various fluctuations in the following expense categories: salaries and employee benefits, professional fees, insurance and general and administrative expenses.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

Salaries and employee benefits	$1,131,675	$1,534,402	$(402,727)	(26.2%)
Professional fees	461,365	286,788	174,577	60.9%
Rent	71,357	60,302	11,055	18.3%
Insurance	60,176	92,260	(32,084)	(34.8%)
Depreciation & amortization	55,624	49,416	6,208	12.6%
General and administrative	113,475	365,470	(251,995)	(69.0%)
Total selling, general and administrative expenses	$1,893,672	$2,388,638	$(494,966)	(20.7%)

The $402,727 decrease in salaries and employee benefits is primarily attributed to a reduction in stock based compensation expense of $278,727 and sales commissions of $80,417.

During the three months ended March 31, 2014 and 2013, the Company recorded $12,451 and $291,178, respectively, related to the grants of stock options and restricted stock awards to our employees and non-employee directors. The decrease in stock based compensation is due to the timing of stock option grants. During the three months ended March 31, 2013, the Company granted options to purchase approximately 600,000 shares of the Company’s common stock, the majority of which were immediately exercisable. Conversely, no options were granted during the three months ended March 31, 2014. Excluding the decrease of $278,727 ($291,178 - $12,451) from stock based compensation, salaries and employee benefits decreased by $124,000.

The Company rewards key sales personnel through a combination of a base salary and commissions. During the three months ended March 31, 2014 and 2013, the Company incurred commissions, which are primarily tied to revenue, of $71,126 and $151,543, respectively, a decrease of $80,417. The decrease in commissions is primarily attributed to the 36% decrease in total revenue.

The second largest component of our SG&A is professional fees. During the three months ended March 31, 2014, the Company experienced an increase in professional fees primarily as a result of service fees paid to increase investor and consumer awareness about the Company. During the three months ended March 31, 2014 and 2013, these service fees equaled $122,000 and nil, respectively. The Company also experienced an increase in audit related fees of $20,101, in part caused from changing our independent auditors. The remaining increase in professional fees is due to various types of professional fees, none of which are significant individually.

Insurance expense decreased by $32,084 during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease is primarily related to a decrease in premiums associated with the Company’s Directors and Officers insurance policy. During January 2014 the Company changed its insurance company and modified the coverage amounts of its Directors and Officers insurance policy. As a result of these changes the annual premium decreased by approximately $140,000.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years. During the three months ended March 31, 2014, depreciation and amortization remained relatively unchanged. The slight increase in depreciation and amortization of $6,208 is attributed to the timing of when assets were placed in service.

General and administrative expense experienced a decrease of $251,995 during the three months ended March 31, 2014 over the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company experienced an overall decrease in revenue as a result of decreased cash collections on its outstanding receivables. As such, an effort was made to either postpone or eliminate discretionary expenses. Travel and office related expenses, components of the Company’s general and administrative expenses, represented some of the largest individual decreases. The remaining decreases in general and administrative expenses are a combination of several types of expenses, none of which are significant individually.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s warrant derivative liability. During the three months ended March 31, 2014, the Company reported other expense of $263,684 compared with an expense of $1,539 during the three months ended March 31, 2013.

Interest expense increased by $169,682, resulting in interest expense of $259,200 in the three months ended March 31, 2014, as compared to an expense of $89,518 in the three months ended March 31, 2013. The increase was primarily due to the $3.2 million loan with Cambridge Medical Funding Group (the “Cambridge Note”) that was completed on October 1, 2013. During the three months ended March 31, 2014, the Company incurred interest expense from the Cambridge Note of $98,970 and recorded non-cash interest expense of $115,690 based on the estimated fair value of the warrants issued in connection with the Cambridge Note. The $214,660 increase in interest expense attributed to the Cambridge Note was partially offset by a reduction in interest expense on notes payable to related parties of $33,186.

Changes in the fair value of the Company’s warrant derivative liability resulted in expense of $4,484 in the three months ended March 31, 2014, compared with income of $87,979 in the three months ended March 31, 2013. In July 2012 the Company issued 1,158,981 warrants with anti-dilution ratcheting provisions. At March 31, 2014 and 2013, only 95,000 of these warrants were outstanding. The expense in the three months ended March 31, 2014, represents an increase in the warrant derivative liability. Conversely, during the three months ended March 31, 2013, income was recognized due to a decrease in the warrant derivative liability in connection with the remaining 95,000 warrants.

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

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We filed amended tax returns for 2010 in June of 2012 and in September 2012 filed our 2011 returns using a change in accounting method consistent with our financial results restatement. We understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate tax liability for tax years 2010 through 2012 was only $26,000. In February 2013, the FTB notified the Company by letter that it would take no action on our amended California return until the IRS completed its examination. As a result of the completion of the IRS examination the Company initiated discussions with the FTB. There can be no assurances that the FTB will accept the conclusion of the IRS and will not pursue collection and enforcement efforts.

We recorded an income tax benefit in the three months ended March 31, 2013 of $239,523. However, in June 2013 the Company made a decision to fully reserve its net deferred tax assets. As such, the Company did not record an income tax benefit during the three months ended March 31, 2014.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $7,682,867.

Net Loss

Net loss for the three months ended March 31, 2014, was $974,470 compared to a net loss of $270,277 for the three months ended March 31, 2013. The increased net loss was a result of a combination of decreased revenues, decreased expenses and the absence of an income tax benefit as described above.

FINANCIAL CONDITION

Our negative working capital of $9,411,772 as of March 31, 2014 increased $780,667 from our December 31, 2013 negative working capital of $8,631,105. Our operating losses during the three months ended March 31, 2014 were funded primarily by proceeds from the sale of our common stock of $240,000.

Unrecognized Accounts Receivable

As of March 31, 2014, we have approximately $8.0 million in unrecognized accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our Cash Method customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized accounts receivable, including cost of products sold, have already been expensed in our financial statements. In addition, for federal and state income tax purposes the Company has recognized these unrecognized accounts receivable as revenues. Therefore, the Company will not incur current tax liabilities for these unrecognized accounts receivable when they are collected.

For the three months ended March 31, 2014, the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables; specifically, the underlying outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices. The analysis takes into account the value of claims outstanding, the age of these claims, and historical claims settlement and payment patterns. At March 31, 2014, the Company determined that collections on its unrecognized accounts receivable would approximate $8.0 million. The analysis also took into account the impact of the agreements with CMFG, particularly the agreement dated June 28, 2013, as amended, regarding future collections. In exchange for loans of $3.2 million the Company assigned its interest in certain pre-2013 workers compensation claims to CMFG and agreed to share approximately 50% of future collections proceeds from settlement of such claims. At March 31, 2014, cumulative payments made to CMFG pursuant to the CMFG #2 Model were $914,285. The Company allocated these payments as debt repayment of $700,815 and interest expense of $213,470. Thus, at March 31, 2014, the remaining principal amount due to CMFG was $2,499,185. The Company expects CMFG will receive aggregate future payments of approximately $3.7 million. As a result of this updated and expanded analysis, of the total amount of $8.0 million in unrecognized accounts receivable, the Company expects to retain approximately $4.3 million, net of estimated amounts of future proceeds belonging to CMFG pursuant to CMFG #2.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans. As noted above, we entered into an agreement with CMFG that provided for loans of $3.2 million. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon either obtaining future equity financings or achieving profitable operations in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful in obtaining equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due. The 2010 federal and state tax returns reflected an amount owed to the IRS and California Franchise Tax Board of approximately $3,600,000 and $1,000,000, respectively. The Company had entered into agreements with the Internal Revenue Service and the California Franchise Tax Board to extend the payment of these taxes over a mutually agreeable period of time. In aggregate, the Company paid $550,000 to the IRS and $350,000 to the California Franchise Tax Board.

In June of 2010 the Company filed amended tax returns for 2010 based upon its assessment that for certain sales collectability at the time of the sale could not be reasonably assured, therefore, these sales did not meet the criteria of a sale for tax purposes. The IRS commenced an audit of the Company’s 2010 amended tax return in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate tax liability for tax years 2010 through 2012 was only $26,000. In February 2013, the FTB notified the Company by letter that it would take no action on our amended California return until the IRS completed its examination. As a result of the completion of the IRS examination the Company initiated discussions with the FTB. There can be no assurances that the FTB will accept the conclusion of the IRS and will not pursue collection and enforcement efforts. If an initial adverse ruling were to occur, we would pursue the arbitration and appeal processes available to us under California tax regulations. If the ultimate disposition is unfavorable to the Company, we would likely not be in a position to pay the outstanding liabilities and could incur additional income tax liabilities for tax years subsequent to 2010.

Although it is likely that the FTB will arrive at the same conclusion as the IRS, we cannot predict the outcome of the FTB examination. If our position is rejected we would owe approximately $650,000 plus additional interest and penalties and would likely incur liabilities for income taxes in subsequent years. As of March 31, 2014, we have recorded $900,863 in prepaid federal and state income taxes on our balance sheet. As a result of the successful conclusion of the IRS examination, the Company expects to receive a refund from the IRS of approximately $550,000. If the outcome of the FTB examination is favorable to the Company then we anticipate a refund of the remaining prepaid taxes. If not, then prepaid state taxes would be removed from our balance sheet.

Net cash used in operating activities for the three months ended March 31, 2014, was $76,061 as opposed to net cash provided by operating activities of $24,728 during the three months ended March 31, 2013. Cash used in investing activities for the three months ended March 31, 2014 and 2013, was $880 and $68,395, respectively. During the three months ended March 31, 2014 and 2013, we incurred internal software development costs for our PDRx claims management and collection system of $880 and $57,187, respectively, and purchased property and equipment of nil and $11,208, respectively. Historically, capital expenditures have been financed by cash from operating activities, equity transactions and related party loans.

Net proceeds from the sale of common stock of $240,000 combined with existing cash offset the negative cash flows from operating, investing and debt repayment activities and we experienced a decrease in cash and cash equivalents of $399,220 in the three months ended March 31, 2014. A decrease in cash collections on claims filed by CCPI on behalf of customers utilizing the Physician Managed Model and Hybrid Model negatively impacted cash flows in the three months ended March 31, 2014. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business, such as workers compensation, to markets with shorter collection cycles, such as private insurance and Medicare.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014, and has determined that our disclosure controls and procedures were effective as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from risk factors previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 21, 2014, the Company entered into a subscription agreement with Ultera Pty Ltd ATF MPS Superannuation Fund (“Ultera”). Dr. Wenkart, a director of the Company, is the owner and director of Ultera. The Company issued and sold to Ultera 400,000 shares of its common stock. The issuance resulted in aggregate gross proceeds to the Company of $240,000. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

During March 2014, the Company issued an aggregate of 281,666 shares of its common stock pursuant to agreements with certain of its directors and consultants to the Company. The shares were valued at an average of $0.77 per share based on the market value of the common stock on the date of issuance. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

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

TARGETED MEDICAL PHARMA, INC.

Date: May 20, 2014	By:	/s/ William E. Shell, MD
William E. Shell, MD
Chief Executive Officer

Date: May 20, 2014	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer

