Form 10-Q
period 2014-06-30
Targeted Medical Pharma, Inc.
filed 2014-08-14
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of August 13, 2014
Common stock, $0.001 par value	26,552,847

TARGETED MEDICAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER

ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS

Cash	$25,144	$491,806
Accounts receivable, net	396,961	268,834
Inventories	383,622	595,753
Prepaid income taxes	543,961	900,863
Other current assets	307,847	372,262
TOTAL CURRENT ASSETS	1,657,535	2,629,518

Property and equipment, net	170,790	235,586
Intangible assets, net	1,992,763	2,132,649
TOTAL ASSETS	$3,821,088	$4,997,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$1,378,735	$1,497,425
Accrued liabilities	6,341,742	5,654,682
Notes payable, current portion - related parties	2,389,463	2,621,067
Notes payable, current portion	1,615,332	1,458,315
Derivative liability	30,500	29,134
TOTAL CURRENT LIABILITIES	11,755,772	11,260,623

Notes payable, less current portion, net	—	754,828
TOTAL LIABILITIES	11,755,772	12,015,451

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value: 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value: 100,000,000 shares authorized; 26,422,847 shares issued and outstanding as of June 30, 2014; 25,741,181 shares issued and outstanding as of December 31, 2013	26,423	25,741
Additional paid-in capital	16,458,988	15,978,968
Accumulated deficit	(24,420,095)	(23,022,407)
TOTAL STOCKHOLDERS’ DEFICIT	(7,934,684)	(7,017,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,821,088	$4,997,753

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES
Product revenue	$2,065,923	$1,646,824	$3,699,203	$4,126,375
Service revenue	155,278	270,564	322,901	602,144
Total revenue	2,221,201	1,917,388	4,022,104	4,728,519

COST OF SALES
Cost of product sold	123,654	297,452	262,973	648,931
Cost of services sold	386,310	438,018	806,525	985,213
Total cost of sales	509,964	735,470	1,069,498	1,634,144

Gross profit	1,711,237	1,181,918	2,952,606	3,094,375

OPERATING EXPENSES
Research and development	29,278	34,033	87,761	66,113
Selling, general and administrative	1,778,002	2,965,944	3,671,674	5,354,582
Total operating expenses	1,807,280	2,999,977	3,759,435	5,420,695

Loss from operations	(96,043)	(1,818,059)	(806,829)	(2,326,320)

OTHER INCOME (EXPENSES)
Interest income (expense)	(264,465)	(152,154)	(523,665)	(241,672)
Change in fair value of warrant liability	3,118	33,395	(1,366)	121,374
Total other income (expenses)	(261,347)	(118,759)	(525,031)	(120,298)

Loss before income taxes	(357,390)	(1,936,818)	(1,331,860)	(2,446,618)

Income tax expense	65,828	5,905,147	65,828	5,665,624

NET LOSS	$(423,218)	$(7,841,965)	$(1,397,688)	$(8,112,242)

Basic and diluted net loss per common share	$(0.02)	$(0.34)	$(0.05)	$(0.35)

Basic and diluted weighted average common shares outstanding	26,422,847	23,396,973	26,164,136	23,204,563

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,397,688)	$(8,112,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	64,796	70,025
Amortization	139,886	134,959
Amortization of debt discount	231,380	149,739
Stock-based compensation to employees and directors	24,902	388,243
Stock-based compensation to consultants	215,800	24,009
Deferred income tax benefit	—	5,665,624
Change in fair value of warrant derivative liability	1,366	(121,374)
Changes in operating assets and liabilities:
Accounts receivable	(128,127)	41,959
Inventories	212,131	(225,365)
Prepaid income taxes	356,902	—
Other current assets	64,415	(203,296)
Accounts payable	(118,690)	(309,828)
Accrued liabilities	687,060	2,207,414

Net cash provided by (used in) operating activities	354,133	(290,133)

Cash flows from investing activities:
Acquisition of intangible assets	—	(102,743)
Purchase of property and equipment	—	(23,481)

Net cash used in investing activities	—	(126,224)

Cash flows from financing activities:
Proceeds from issuance of common stock	240,000	—
Payments and decrease on notes payable - related parties	(231,604)	(470,000)
Proceeds from notes payable	—	585,703
Payments and decrease on notes payable	(829,191)	—

Net cash (used in) provided by financing activities	(820,795)	115,703

Net decrease in cash	(466,662)	(300,654)

Cash at beginning of period	491,806	326,603

Cash at end of period	$25,144	$25,949

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$252,152	$211,451

Non-cash Financing Activities:
Escrow receivable	$—	$123,047
Deferred loan fees	$—	$41,250
Note discount	$—	$750,000

Conversion of notes payable - related parties	$—	$1,287,648

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

Segment Information:

The Company did not recognize revenue outside of the United States during the three and six months ended June 30, 2014 and 2013. The Company’s operations are organized into two reportable segments: TMP and CCPI.

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

●      CCPI: This segment provides point-of-care dispensing solutions and billing and collections services.

Results for the three and six months ended June 30, 2014 and 2013, are reflected in the table below:

For the three months ended June 30,

2014 (Unaudited)	Total	TMP	CCPI
Gross sales	$2,221,201	$2,065,923	$155,278
Gross profit	$1,711,237	$1,942,269	$(231,032)
Net loss	$(423,218)	$(192,186)	$(231,032)
Total assets	$3,821,088	$3,780,270	$40,818

2013 (Unaudited)
Gross sales	$1,917,388	$1,646,824	$270,564
Gross profit	$1,181,918	$1,349,372	$(167,454)
Net loss	$(7,841,965)	$(7,674,511)	$(167,454)
Total assets	$5,066,779	$5,066,779	$-

For the six months ended June 30,

2014 (Unaudited)	Total	TMP	CCPI
Gross sales	$4,022,104	$3,699,203	$322,901
Gross profit	$2,952,606	$3,436,230	$(483,624)
Net loss	$(1,397,688)	$(914,064)	$(483,624)
Total assets	$3,821,088	$3,780,270	$40,818

2013 (Unaudited)
Gross sales	$4,728,519	$4,126,375	$602,144
Gross profit	$3,094,375	$3,477,444	$(383,069)
Net loss	$(8,112,242)	$(7,729,173)	$(383,069)
Total assets	$5,066,779	$5,066,779	$-

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company reported losses for the three and six months ended June 30, 2014, totaling $423,218 and $1,397,688, respectively, as well as an accumulated deficit as of June 30, 2014, amounting to $24,420,095. Contributing to the accumulated deficit was the Company’s decision to maintain a full valuation allowance for its net deferred tax assets. At June 30, 2014, the existence of a full valuation allowance represented $7,802,569 of the Company’s accumulated deficit. Further, the Company does not have adequate cash to cover projected operating costs for the next 12 months. As of June 30, 2014, the Company also owes $388,000 to the Internal Revenue Service (“IRS”) and the California Franchise Tax Board (“FTB”) for unpaid payroll taxes. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful obtaining the equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The Company has made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results of the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value. As of June 30, 2014 and 2013, the Company had no cash equivalents.

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

Under the following revenue models, product sales are invoiced upon shipment. However, revenues are not recorded until collectability is reasonably assured, which the Company has determined is when the payment is received:

Physician Direct Sales Model (2% of product revenues for the six months ended June 30, 2014): Under this model, a physician purchases products from TMP, but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms, in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount due from the physician for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

Distributor Direct Sales Model (18% of product revenues for the six months ended June 30, 2014): Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Physician Managed Model (38% of product revenues for the six months ended June 30, 2014): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement, which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount due from the physician for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Hybrid Model (7% of product revenues for the six months ended June 30, 2014): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

The Company has entered into an agreement with Cambridge Medical Funding Group, LLC (“CMFG”) related to California Workers’ Compensation (“WC”) benefit claims. Under this arrangement, we have determined that pursuant to FASB ASC Topic No. 860, Transfers of Financial Assets and ASC 605 we have met the criteria for revenue recognition on the date that payment is due from CMFG, which approximates the product shipment date.

CMFG #1 – WC Receivable Purchase Assignment Model (“CMFG #1”) (35% of product revenues for the six months ended June 30, 2014): Under this model, physicians who purchase products from TMP under the Company’s Physician Managed Model will have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG at a discounted rate. Each agreement is executed among CMFG, TMP, and each individual physician, and serves as a master agreement for all assigned receivables by the physician to CMFG. Since these accounts receivable originated from the Company’s Physician Managed Model, CCPI’s services are also retained. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, are satisfied directly by CMFG, usually within seven (7) days of transmission of the accounts receivable to CMFG. CMFG has agreed to pay an amount equal to 23% of eligible assigned accounts receivable as an advance payment. CMFG makes this payment directly to TMP, on behalf of the physician. TMP applies this payment to the physician’s financial obligations due to CCPI for the physician’s use of the Company’s medical billing and claims processing services, and the physician’s financial obligation due to TMP for the cost of the product. The Company recognizes revenue on the date that payment is due from CMFG. Under CMFG #1, the Company only receives the 23% advance payment, where such payment is without recourse or future obligation for TMP to repay the 23% advanced amount back to CMFG or the physician. Actual amounts collected on the assigned accounts receivable are shared between CMFG and the physician, where the first 41% of amounts collected are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to the physician and 25% is disbursed to CMFG.

During the six months ended June 30, 2014 and 2013, the Company issued billings to Physician Managed and Hybrid model customers aggregating $1.7 million and $3.5 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with the above billings are expensed as incurred. Direct costs associated with all billings, aggregating $262,973 and $648,931, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. In accordance with the Company’s revenue recognition policy, the Company recognized revenues from certain of these customers when cash was collected, aggregating $1,737,873 and $2,383,842 during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had approximately $7.8 million in unrecorded accounts receivable that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. All unpaid invoices underlying claims assigned to CMFG pursuant to CMFG #1 are excluded from unrecorded accounts receivable.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

CCPI receives no revenue in the Physician Direct or Distributor Direct models because it does not provide collection and billing services to these customers. In the Physician Managed and Hybrid models CCPI has a billing and claims processing service agreement with the physician. The billing and claims processing agreement includes a service fee that is based upon a percentage of collections on all claims. Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid. Under CMFG #1 the Company recognizes revenue related to CCPI’s services upon receipt of the 23% advance payment from CMFG.

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

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently, accounts receivable are comprised of amounts due from our distributor customers and receivables from our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of June 30, 2014, of the collectability of invoices, we established an allowance for doubtful accounts of $55,773.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2013, or June 30, 2014, so no long-lived asset impairment was recorded for the year ended December 31, 2013, or the six months ended June 30, 2014.

Intangible Assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist, the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. No impairment indicators existed at December 31, 2013, or June 30, 2014, so no intangible asset impairment was recorded for the year ended December 31, 2013, or the six months ended June 30, 2014.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC Topic 815-40 Derivatives and Hedging – Contracts in Entity’s own Equity (“ASC 815-40”). Pursuant to ASC 815-40, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability instead of as equity. The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the warrants at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the consolidated statement of operations. As of June 30, 2014, 95,000 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “change in fair value of warrant liability” on the consolidated statements of operations. The Company’s remaining warrants are recorded to additional paid in capital as equity instruments.

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

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of June 30, 2014, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company’s effective tax rates were approximately 5% and 232% for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance and final resolution of the Company’s Federal and state income tax audits for years 2010 through 2012, which resulted in $65,828 of income tax expense. In the previous year, management had decided to fully reserve the net deferred income tax assets by taking a full valuation allowance against these assets. During the six months ended June 30, 2013, the effective tax rate differed primarily due to the change in the valuation allowance.

During the quarter ended June 30, 2013, the Company decided to fully reserve the net deferred income tax assets by taking a full valuation allowance against these assets. As a result of this decision, during the six months ended June 30, 2014, the Company did not recognize any income tax benefit as a result of its net loss. The table below shows the balances for the deferred income tax assets and liabilities as of the dates indicated.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

	June 30, 2014	December 31, 2013
Deferred income tax asset-short-term	$1,524,383	$1,402,031
Allowance	(1,524,383)	(1,402,031)
Deferred income tax asset-short-term, net	—	—

Deferred income tax asset-long-term	7,272,105	7,145,404
Deferred income tax liability-long-term	(993,919)	(1,177,716)
Deferred income tax asset-long-term	6,278,186	5,967,688
Allowance	(6,278,186)	(5,967,688)
Deferred income tax asset-long-term, net	—	—

Total deferred tax asset, net	—	—

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

At June 30, 2014, the Company had total domestic Federal and state net operating loss carryovers of approximately $6,029,000 and $9,078,000, respectively. Federal and state net operating loss carryovers expire at various dates between 2024 and 2032.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of June 30, 2014 and 2013:

	June 30,
	2014	2013
Warrants	4,256,465	2,423,965
Stock options	2,423,841	2,125,741
Convertible promissory notes	—	287,648
	6,680,306	4,837,354

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

4. STOCK-BASED COMPENSATION

In January 2011 the Company’s stockholders approved the Company’s 2011 Stock Incentive Plan (the “Plan”), which provided for the issuance of a maximum of three million (3,000,000) shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants. On August 26, 2013, the Company’s Board of Directors approved a two million (2,000,000) share increase in the number of shares issuable under the Plan, which was approved by the Company’s stockholders on June 6, 2014. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

During the three and six months ended June 30, 2014, the Company had stock-based compensation expense of $12,451 and $24,902, respectively, related to issuances to the Company’s employees and directors, included in reported net loss. The total amount of stock-based compensation for the three and six months ended June 30, 2014, related solely to the issuance of stock options. During the three and six months ended June 30, 2013, the Company had stock-based compensation expense, related to issuances to the Company’s employees and directors, included in reported net loss of $291,178 and $388,243, respectively. The total amount of stock-based compensation for the six months ended June 30, 2013, of $388,243, included restricted stock grants valued at $6,540 and stock options valued at $381,703.

A summary of stock option activity for the six months ended June 30, 2014, is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2012	865,556	1,770,437	$2.31	8.10	$1,113,383
Amendment of 2011 SIP	2,000,000	—
Grants	(1,198,300)	1,198,300	$1.28
Cancellations and forfeitures	173,896	(173,896)	$2.01
Restricted stock awards	(123,455)	—

December 31, 2013	1,717,697	2,794,841	$1.89	7.03	$—
Cancellations and forfeitures	371,000	(371,000)	$2.63

June 30, 2014	2,088,697	2,423,841	$1.77	6.38	$13,754

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the six months ended June 30, 2014 or the year ended December 31, 2013.

All options that the Company granted during the six months ended June 30, 2013, were granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the issuance of these financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model. The Company did not issue any options during the six months ended June 30, 2014. The assumptions used for the six months ended June 30, 2013 are as follows:

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

June 30, 2013
Weighted average risk free interest rate	0.51% - 1.24%
Weighted average life (in years)	3.5 - 5.0
Volatility	87%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$0.91

A summary of the changes in the Company’s nonvested options during the six months ended June 30, 2014, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at December 31, 2013	250,000	$0.60	—
Vested in 6 months ended June 30, 2014	25,000	$0.93	—
Non-vested at June 30, 2014	225,000	$0.56	—
Exercisable at June 30, 2014	2,198,841	$0.94	$13,754
Outstanding at June 30, 2014	2,423,841	$0.91	$13,754

As of June 30, 2014, total unrecognized compensation cost related to unvested stock options was $97,197. The cost is expected to be recognized over a weighted average period of 2.53 years.

5. WARRANTS

During the year ended December 31, 2013, the Company issued a total of 1,832,500 warrants, at an average exercise price of $2.01 per share. Included in this amount are 1,412,500 warrants issued to James Giordano, CEO of CMFG, and 400,000 to Raven Asset-Based Opportunity Fund I LP, in connection with the June 28, 2013 loan to the Company by CMFG (See Note 7). The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 0.75% – 2.66%, five to ten years and 70.82% – 86.35%, respectively.

The following table summarizes information about common stock warrants outstanding at June 30, 2014:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.00	1,710,000	2.99	$1.00	1,710,000	$1.00
$2.00	1,812,500	9.05	$2.00	1,812,500	$2.00
$2.60	20,000	3.85	$2.60	20,000	$2.60
$3.38	713,965	2.57	$3.38	713,965	$3.38
$1.00 - 3.38	4,256,465	5.50	$1.83	4,256,465	$1.83

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Included in the Company’s outstanding warrants are 2,423,964 warrants that were issued to a related party over the period from August 2011 through July 2012 at exercise prices ranging from $1.00 to $3.38. One of the related party warrants contains provisions that require it to be accounted for as a derivative security. As of June 30, 2014, and December 31, 2013, the value of the related liability was $30,500 and $29,134, respectively. Changes in these values are recorded as income or expense during the reporting period that the change occurs.

6. ACCRUED LIABILITIES

Accrued liabilities at June 30, 2014, and December 31, 2013, are comprised of the following:

	June 30, 2014	December 31, 2013

Due to physicians	$2,635,529	$2,580,855
Accrued salaries, payroll taxes and director fees	3,207,878	2,567,847
Other	498,335	505,980
Total accrued liabilities	$6,341,742	$5,654,682

7. NOTES PAYABLE

Notes payable at June 30, 2014, and December 31, 2013, are comprised of the following:

	June 30, 2014	December 31, 2013
Notes payable to William Shell Survivor’s Trust (a)	$1,874,411	$2,007,820
Notes payable to Giffoni Family Trust (b)	15,052	113,247
Notes payable to Lisa Liebman (c)	500,000	500,000
Note payable to Cambridge Medical Funding Group, LLC (d)	2,078,093	2,907,284
Total notes payable	4,467,556	5,528,351
Less: debt discount	(462,761)	(694,141)
	4,004,795	4,834,210
Less: current portion	(4,004,795)	(4,079,382)
Notes payable – long-term portion	$—	$754,828

(a)	Between January 2011 and December 2012, William E. Shell, M.D., the Company’s Chief Executive Officer, Chief Scientific Officer, greater than 10% shareholder and a director, loaned $5,132,334 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of (i) $4,982,334 to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”), and (ii) $150,000 to the William Shell Survivor’s Trust (the “Survivor’s Trust”). On December 21, 2012, all notes issued to the Family Trust were assigned to the Survivor’s Trust (the “WS Trust Notes”) which in turn assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman. The WS Trust Notes accrue interest at rates ranging between 3.25% and 12.0% per annum. The principal on the WS Trust Notes is payable on demand and interest is payable on a quarterly basis.

An aggregate of 2,423,965 warrants to purchase shares of the Company’s common stock were either issued to or subsequently assigned to the Survivor’s Trust, at exercise prices ranging between $1.00 and $3.38 per share, as additional consideration for entering into the loan agreements. The Company recorded debt discount in the amount of $2,091,538 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method. The debt discount had been fully amortized as of December 31, 2012. Thus, during the three and six months ended June 30, 2013 and 2014, no interest expense was recorded from the debt discount amortization.

During the three and six months ended June 30, 2014, the Company incurred interest expense of $21,455 and $43,591, respectively, on the WS Trust Notes. During the three and six months ended June 30, 2013, the Company incurred interest expense of $42,726 and $89,349, respectively. At June 30, 2014 and 2013, there wasn’t any accrued interest on the WS Trust Notes.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

(b)	Between January 2011 and December 2012, Kim Giffoni the Company’s Executive Vice President of Foreign Sales and Investor Relations, greater than 10% shareholder and a director, loaned $300,000 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of $300,000 (the “Giffoni Notes”). The Giffoni Notes accrue interest at rates ranging between 3.25% and 6.0% per annum. During the three and six months ended June 30, 2014, the Company incurred interest expense of $296 and $981, respectively, on the Giffoni Notes. During the three and six months ended June 30, 2013, the Company incurred interest expense of $2,461 and $5,816, respectively. At June 30, 2014 and 2013, accrued interest on the Giffoni Notes totaled nil and $17,330, respectively.

(c)	On December 21, 2012 the William Shell Survivor’s Trust assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman (the “Liebman Notes”), a related party. Lisa Liebman is married to Dr. Shell. The Liebman Notes accrue interest at rates ranging between 3.25% and 3.95% per annum. The principal and interest on the Liebman Notes is payable on demand. During both the three and six months ended June 30, 2014, and 2013, the Company incurred interest expense on the Liebman Notes of $4,784 and $9,516, respectively. At June 30, 2014, and 2013, accrued interest on the Liebman Notes totaled $4,784 and $31,470, respectively.

(d)	On June 28, 2013, the Company and CMFG entered into four contemporaneous agreements and thus are considered one arrangement. The components of the agreements are detailed as follows:

●	Workers’ Compensation Receivables Funding, Assignment and Security Agreement, as amended (“CMFG #2”) – The Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012 (the “Funded Receivables”), to CMFG. In exchange, the Company received a loan of $3.2 million. Until such time as CMFG has been repaid the entire $3.2 million, the monthly division of collections on Funded Receivables will be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to CMFG to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if CMFG receives less than $175,000 in a given month); Third, to CMFG in an amount up to $175,000; Fourth, to the Company in an amount of $125,000; Fifth, to CMFG and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Once CMFG has received payment of $3.2 million in collections from Funded Receivables, the Funded Receivables will cease to be distributed as described above, and will instead be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; and Second, to CMFG and the Company, the remainder of the Funded Receivables split at a ratio of 45% to 55%, respectively.

●	Common Stock Warrant to James Giordano, CEO of CMFG – The Company issued a ten (10) year warrant to purchase 1,412,500 shares of common stock at an exercise price of $2.00 per share (the “Giordano Warrant”) as consideration for consulting services performed by Mr. Giordano, as described below. The warrants became exercisable during December 2013. The exercisable amount is limited to the average trading volume for the ten days prior to the date of exercise.

●	Professional Services and Consulting Agreement with Mr. Giordano – The Company entered into a consulting arrangement with Mr. Giordano for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. Mr. Giordano’s only form of compensation for his consulting services was the issuance of the Giordano Warrant. The consulting agreement terminates at such time as all the obligations or contemplated transactions detailed in the Giordano Warrant have been satisfied.

●	Professional Services and Consulting Agreement with CMFG – The Company entered into a consulting arrangement with CMFG for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. The agreement provided for the Company to pay a one-time fee of $64,000 upon execution of the agreement.

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

As additional consideration, Raven received a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Raven Warrant”) (See Note 5). The warrants became exercisable April 1, 2014. However, the exercisable amount is limited to the average trading volume for the ten days prior to the date of exercise. The Company accounted for the additional issuance of warrants as a modification of the original award issued June 28, 2013.

The Company recorded debt discount in the amount of $925,521 based on the estimated fair value of the Giordano and Raven Warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three and six months ended June 30, 2014, interest expense of $115,690 and $231,380, respectively, was recorded from the debt discount amortization.

8. RELATED PARTY TRANSACTIONS

Notes Payable

As of June 30, 2014, and December 31, 2013, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $2,389,463 and $2,621,067, respectively (See Note 7).

9. EQUITY TRANSACTIONS

On March 21, 2014, the Company entered into a subscription agreement with Ultera Pty Ltd ATF MPS Superannuation Fund (“Ultera”). Dr. Wenkart, a director of the Company, is the owner and director of Ultera. The Company issued and sold to Ultera 400,000 shares of its common stock. The issuance resulted in aggregate gross proceeds to the Company of $240,000.

During March 2014, the Company issued an aggregate of 281,666 shares of its common stock pursuant to agreements with its directors and consultants to the Company. The shares were valued at an average of $0.77 per share based on the fair market value of the common stock on the date of issuance. As a result of these issuances, the Company recorded a reduction in its liabilities of $176,500 and a prepaid asset of $39,300. The prepaid asset was amortized over three months.

10. COMMITMENTS AND CONTINGENCIES

Income Taxes

The Company filed its 2010 federal and state tax returns in April 2011 and June 2011, respectively, without including payment for amounts due. The 2010 federal and state tax returns reflected an amount owed to the IRS and California Franchise Tax Board of approximately $3,600,000 and $1,000,000, respectively. The Company had entered into agreements with the Internal Revenue Service and the California Franchise Tax Board to extend the payment of these taxes over a mutually agreeable period of time. In aggregate, the Company had paid $550,000 to the IRS and $350,000 to the California Franchise Tax Board.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

In June of 2012 the Company filed amended tax returns for 2010 based upon its assessment that for certain sales collectability at the time of the sale could not be reasonably assured, therefore, these sales did not meet the criteria of a sale for tax purposes. The IRS commenced an audit of the Company’s 2010 amended tax return in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate tax liability for tax years 2010 through 2012 was $26,000. In July 2014 the FTB completed its examination for the tax years 2010 through 2012. The FTB determined that the Company’s state income tax liability for the years under examination was $39,704.

As of June 30, 2014, the Company had a remaining balance of $543,961 in prepaid federal and state income taxes on its balance sheet.

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

11. SUBSEQUENT EVENTS

On July 9, 2014, the Company issued 130,000 shares of common stock as payment on a service contract. The shares were valued at $0.38 per share based on the balance of the amount owed pursuant to the service contract, $50,000.

On July 24, 2014, William E. Shell, M.D. loaned $130,000 to the Company. As consideration for the loan, the Company issued Dr. Shell a promissory note in the aggregate principal amount of $130,000 (the “Shell Note”). The Shell Note accrues interest at the rate of 8% per annum and is payable on demand. As additional consideration for entering into the loan agreement, Dr. Shell received 162,907 warrants to purchase shares of the Company’s common stock at an exercise price of $0.798 per share. The Company expects to record debt discount of approximately $75,000 as the estimated value of the warrants.

The Company has evaluated events that occurred subsequent to June 30, 2014 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K dated June 30, 2014.

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

Recent Developments

We filed amended tax returns for 2010 in June of 2012. We understood that filing such returns would likely result in tax audits on the part of both the IRS and FTB. The IRS commenced an audit of the Company’s 2010 income tax return in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate federal income tax liability for tax years 2010 through 2012 was $26,000. In July 2014 the FTB completed its examination for the tax years 2010 through 2012. The FTB determined that the Company’s state income tax liability for the years under examination was $39,704.

As of June 30, 2014, the Company had a remaining balance of $543,961 in prepaid federal and state income taxes on its balance sheet.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2014 and 2013

		% of		% of
	2014	Sales	2013	Sales

Total revenue	$2,221,201	100.0%	$1,917,388	100.0%
Total cost of sales	509,964	23.0%	735,470	38.4%
Gross profit	1,711,237	77.0%	1,181,918	61.6%
Total operating expenses	1,807,280	81.3%	2,999,977	156.5%
Loss from operations	(96,043)	(4.3%)	(1,818,059)	(94.8%)
Total other expenses	(261,347)	(11.8%)	(118,759)	(6.2%)
Loss before income taxes	(357,390)	(16.1%)	(1,936,818)	(101.0%)
Income tax expense (benefit)	65,828	3.0%	5,905,147	308.0%
NET LOSS	$(423,218)	(19.1%)	$(7,841,965)	(409.0%)

Revenue

During the three months ended June 30, 2014 and 2013, the Company recognized total revenue of $2,221,201 and $1,917,388, respectively. Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment. Total revenues were comprised as follows:

	Three Months Ended June 30,
	2014	% of total revenue	2013	% of total revenue
Total product revenue	$2,065,923	93.0%	$1,646,824	85.9%
Total service revenue	155,278	7.0%	270,564	14.1%
Total revenue	$2,221,201	100.0%	$1,917,388	100.0%

Product sales are invoiced upon shipment at AWP under five models, as described in Note 3 to our consolidated financial statements: Physician Direct Sales, Distributor Direct Sales, Physician Managed, Hybrid, and CMFG #1. Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid Models, which can take in excess of five years to collect, we have determined that these revenues do not meet the criteria for recognition, in accordance with ASC 605, upon shipment. These revenues are recorded when collectability is reasonably assured, which the Company has determined is when the payment is received, regardless of the year originally invoiced (the “Cash Method”). Conversely, product sales under the Company’s Physician Direct Sales, Distributor Direct Sales and CMFG #1 Models are recognized upon shipment (the “Accrual Method”). As a result, the Company’s basis of recognizing revenue is a hybrid of the cash and accrual methods.

The Company recognized product revenue for the three months ended June 30, 2014 and 2013, of $2,065,923 and $1,646,824, respectively. The distribution of product revenue between the Cash Method and the Accrual Method of revenue recognition is as follows:

	Three Months Ended June 30,
Revenue recognition method	2014	% of product revenue	2013	% of product revenue
Cash method	$1,070,018	51.8%	$937,007	56.9%
Accrual method	995,905	48.2%	709,817	43.1%
Total product revenue	$2,065,923	100.0%	$1,646,824	100.0%

The increase in total product revenue is attributed to a combination of an increase in cash collections from the Company’s cash method customers combined with an increase in revenue under the CMFG #1 Model. The increase in cash collections is attributed to routine fluctuations in payer reimbursements which are expected to normalize on an annual basis. In addition to product revenue, which is recognized in the TMP segment, the Company also recognizes service revenue from billing and collection services in its CCPI segment. The Company recognized service revenue for the three months ended June 30, 2014 and 2013, of $155,278 and $270,564, respectively. In each of the Physician Managed and Hybrid Models, CCPI provides billing and collection services. In consideration for its services, CCPI receives a service fee that is based upon a percentage of gross collections. Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid. Under the CMFG #1 Model (under which CCPI also provides billing and collection services) CCPI recognizes revenue on the date that the 23% advance payment is due from CMFG. The decrease in service revenue of $115,286 (from $270,564 for the three months ended June 30, 2013 to $155,278 for the three months ended June 30, 2014) is attributed to an overall decrease in the percentage that CCPI receives on gross collections. Historically, the Company charged a service fee between 15% and 20% of gross collections. However, as the Company has concentrated on sales with a greater certainty of payment, the Company has reduced the service fee percentage.

Cost of Product Sold

The reported cost of product sold for the three months ended June 30, 2014 decreased $173,798 to $123,654 from $297,452 for the three months ended June 30, 2013. The cost of product sold as a percentage of reported product revenue decreased to 6.0% for the three months ended June 30, 2014, compared to 18.1% for the three months ended June 30, 2013. Since the Company recognizes the cost of product sold on all products shipped, regardless of whether the sale resulted from a Cash Method or an Accrual Method customer, the cost of product sold as a percent of product billings (shipments) is more relevant for comparison purposes.

The actual cost of product sold as a percent of product billings during the three months ended June 30, 2014, was 7.1% compared with 9.9% in the three months ended June 30, 2013. The decrease in product cost as a percent of product billings is attributed to an overall change in the composition of the Company’s customer base. As previously noted, the Company has concentrated on sales with a greater certainty of payment. Furthermore, the Company has also focused on eliminating historical accounts that offered significant rapid pay discounts. These changes have resulted in a reduction in actual billings and greater per unit product revenue, thereby reducing our cost of product sold as a percent of product billings.

The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of product sold:

	Three Months Ended June 30,
	2014	2013
Derived from consolidated statements of operations:
Reported product revenue	$2,065,923	$1,646,824
Cost of product sold	$123,654	$297,452

Cost of product sold as a % of reported revenue	6.0%	18.1%

Derived from actual billings (net of rapid pay discounts):
Cash method billings	$750,714	$2,304,421
Accrual method billings	995,905	709,817
Total actual billings	$1,746,619	$3,014,238
Cost of product sold	$123,654	$297,452

Cost of product sold as a % of actual billings	7.1%	9.9%

Cost of Services Sold

The cost of services sold for the three months ended June 30, 2014, decreased $51,708 to $386,310 from $438,018 for the three months ended June 30, 2013. Cost of services sold consists primarily of salaries and employee benefits. During the three months ended June 30, 2014 and 2013, salaries and employee benefits were $316,770 and $380,941, respectively, a decrease of $64,171. The decrease in salaries and employee benefits was the result of a 20% reduction in personnel at the Company’s billing and collections subsidiary.

Operating Expenses

Operating expenses for the three months ended June 30, 2014, decreased $1,192,697 to $1,807,280 from $2,999,977 for the three months ended June 30, 2013. Operating expenses as a percentage of total revenue decreased from 156% of revenue to 81% of revenue in part due to increased revenue from the Company’s Cash Method customers. Operating expenses consist of research and development expense (which decreased $4,755), and selling, general and administrative expenses (which decreased $1,187,942). Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2014 decreased $4,755, to $29,278 from $34,033 for the three months ended June 30, 2013. The level of expense varies from year to year depending on both the number of clinical trials that we have in progress and the level of activity occurring in the clinical trials. The level of activity during the three months ended June 30, 2014 and 2013, was relatively consistent. During the three months ended June 30, 2014, a 128 patient clinical study with the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., in support of Womack Army Medical Center Fort Bragg NC was initiated on the effectiveness of Theramine for the treatment of acute or sub-acute lower back pain due to injury. The total financial obligations of $248,000 related to this study will be expensed upon the occurrence of predetermined milestones. The study is expected to be completed in approximately 18 months. The cost associated with this study, which resulted in an expense of $15,000 during the three months ended June 30, 2014, represented the largest individual research and development expense during the period. The slight decrease in research and development expenses during the three months ended June 30, 2014 is due to various types of research and development related charges, none of which are significant individually.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $1,778,002 and $2,965,944 for the three months ended June 30, 2014 and 2013, respectively. As reflected in the table below, the decrease in SG&A for the three months ended June 30, 2014, when compared to the three months ended June 30, 2013, was primarily the result of various fluctuations in the following expense categories: salaries and employee benefits, professional fees, insurance and general and administrative expenses.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change

Salaries and employee benefits	$1,165,395	$1,682,754	$(517,359)	(30.7%)
Professional fees	150,425	438,039	(287,614)	(65.7%)
Rent	53,335	81,436	(28,101)	(34.5%)
Insurance	78,463	186,631	(108,168)	(58.0%)
Depreciation & amortization	50,500	102,706	(52,206)	(50.8%)
General and administrative	279,884	474,378	(194,494)	(41.0%)
Total selling, general and administrative expenses	$1,778,002	$2,965,944	$(1,187,942)	(40.1%)

The $517,359 decrease in salaries and employee benefits is primarily attributed to a reduction in temporary labor of $136,903, stock based compensation expense of $102,083, sales commissions of $57,246, and bonuses of $67,246. These four expense categories represent an aggregate reduction in salaries and employee benefits of $363,478. The remaining decrease of $153,881 ($517,359 - $363,478) is attributed to an overall reduction in employees. The Company has made a concerted effort to reduce costs and as a result of this effort the number of employees in the TMP segment has decreased from 38 employees at June 30, 2013 to 31 employees at June 30, 2014, an 18% reduction.

During the three months ended June 30, 2014 and 2013, the Company recorded $12,451 and $114,534, respectively, related to the grants of stock options and restricted stock awards to our employees and non-employee directors. The decrease in stock based compensation is primarily due to the timing of when stock options are granted combined with the time period in which the stock options become vested. During the three months ended June 30, 2013, the Company granted options to purchase approximately 20,000 shares of the Company’s common stock and approximately 100,000 outstanding options vested. Conversely, no options were granted or vested during the three months ended June 30, 2014. Excluding the decrease of $102,083 ($114,534 - $12,451) from stock based compensation, salaries and employee benefits decreased by $415,276.

During the three months ended June 30, 2013, the Company incurred $136,903 in expense related to temporary labor. The Company has generally discontinued the use of temporary labor and during the three months ended June 30, 2014, did not incur any expense related to temporary labor.

The Company rewards key sales personnel through a combination of a base salary and commissions. During the three months ended June 30, 2014 and 2013, the Company incurred commissions, which are primarily tied to revenue, of $76,663 and $133,909, respectively, a decrease of $57,246. The decrease in commissions is primarily attributed to a shift in composition structure that places less emphasis on commissions.

During the three months ended June 30, 2013, the Company incurred $67,246 in expense related to bonuses that were paid pursuant to the terms of employment agreements with two former employees. The Company did not incur any cash bonuses during the three months ended June 30, 2014.

The second largest component of our SG&A is professional fees which, compared to the three months ended June 30, 2013, decreased by $287,614. During the three months ended June 30, 2014, the Company experienced a decrease in professional fees primarily from fees paid to increase investor and consumer awareness about the Company and its products and from a reduction in fees paid for outsourced services that are now performed internally. During the three months ended June 30, 2014 and 2013, service fees related to increasing investor awareness equaled nil and $99,477, respectively. Further, during the three months ended June 30, 2013, the Company incurred $175,000 in expense related to services provided by a computer consultant. The Company has generally discontinued the use of temporary labor and during the three months ended June 30, 2014, only incurred $3,850 in computer consulting fees. Finally, during January 2013, the Company engaged a consultant for assistance in attaining Medicaid approval of four of the Company’s products: Theramine®, Sentra AM®, Sentra PM® and AppTrim®. The Company effectively terminated this consulting engagement at March 31, 2014. During the three months ended June 30, 2013, the Company recognized $30,000 in fees related to this consulting contract as opposed to no fees during the three months ended June 30, 2014. The remaining variance in professional fees is due to various types of professional fees, none of which are significant individually.

Insurance expense decreased by $108,168 during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease is primarily related to a decrease in premiums associated with the Company’s Directors and Officers insurance policy. During January 2014 the Company changed its insurance company and modified the coverage amounts of its Directors and Officers insurance policy. As a result of these changes the annual premium decreased by approximately $140,000.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years. During the three months ended June 30, 2014, depreciation and amortization remained relatively unchanged. The decrease in depreciation and amortization of $52,206 is primarily attributed to the allocation of depreciation and amortization expense between cost of sales and operating expenses and, to a lesser extent, attributed to the timing of when assets were placed in service.

General and administrative expense experienced a decrease of $194,494 during the three months ended June 30, 2014 over the three months ended June 30, 2013. During the three months ended June 30, 2014, the Company has continued its practice to either postpone or eliminate discretionary expenses. Travel and office related expenses, components of the Company’s general and administrative expenses, represented some of the largest individual decreases. The remaining decreases in general and administrative expenses are a combination of several types of expenses, none of which are significant individually.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s warrant derivative liability. During the three months ended June 30, 2014, the Company reported other expense of $261,347 compared with an expense of $118,759 during the three months ended June 30, 2013.

Interest expense increased by $112,311, resulting in interest expense of $264,465 in the three months ended June 30, 2014, as compared to an expense of $152,154 in the three months ended June 30, 2013. The increase was primarily due to the $3.2 million loan with Cambridge Medical Funding Group (the “Cambridge Note”) that was completed on October 1, 2013. During the three months ended June 30, 2014, the Company incurred interest expense from the Cambridge Note of $82,852 and recorded non-cash interest expense of $115,690 based on the estimated fair value of the warrants issued in connection with the Cambridge Note. The $198,542 increase in interest expense attributed to the Cambridge Note was partially offset by a reduction in interest expense on notes payable to related parties of $24,926.

Changes in the fair value of the Company’s warrant derivative liability resulted in income of $3,118 in the three months ended June 30, 2014, compared with income of $33,395 in the three months ended June 30, 2013. In July 2012 the Company issued 1,158,981 warrants with anti-dilution ratcheting provisions. At June 30, 2014 and 2013, only 95,000 of these warrants were outstanding. The income in the three months ended June 30, 2014 and 2013, represents a decrease in the warrant derivative liability in connection with the remaining 95,000 warrants.

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

As a result of our assessment that for certain sales’ collectability at the time of the sale could not be reasonably assured, these sales did not meet the criteria of a sale for tax purposes. The Company recalculated its 2010 and 2011 tax liabilities and determined that no income taxes are owed for either year. We filed amended tax returns for 2010 in June of 2012 and in September 2012 filed our 2011 returns using a change in accounting method consistent with our financial results restatement. We understood that filing such returns would likely result in tax audits on the part of both agencies. The IRS commenced its audit in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate tax liability for tax years 2010 through 2012 was only $26,124. In July 2014 the FTB completed its examination for the tax years 2010 through 2012. The FTB determined that the Company’s state income tax liability for the years under examination was $39,704.

In June 2013 the Company made a decision to fully reserve its net deferred tax assets. As a result of this decision, we recorded income tax expense in the three months ended June 30, 2013 of $5,905,147 and did not record an income tax benefit during the three months ended June 30, 2014. Further, as a result of the findings from the IRS and FTB audits we recorded income tax expense of $65,828 during the three months ended June 30, 2014.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $7,802,869.

Net Loss

Net loss for the three months ended June 30, 2014, was $423,218 compared to a net loss of $7,841,965 for the three months ended June 30, 2013. The decreased net loss was a result of a combination of increased revenues, decreased expenses and the absence of a significant income tax expense as described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2014 and 2013

		% of		% of
	2014	Sales	2013	Sales

Total revenue	$4,022,104	100.0%	$4,728,519	100.0%
Total cost of sales	1,069,498	26.6%	1,634,144	34.6%
Gross profit	2,952,606	73.4%	3,094,375	65.4%
Total operating expenses	3,759,435	93.5%	5,420,695	114.6%
Loss from operations	(806,829)	(20.1%)	(2,326,320)	(49.2%)
Total other expenses	(525,031)	(13.0%)	(120,298)	(2.5%)
Loss before income taxes	(1,331,860)	(33.1%)	(2,446,618)	(51.7%)
Income tax expense (benefit)	65,828	1.6%	5,665,624	119.8%
NET LOSS	$(1,397,688)	(34.7%)	$(8,112,242)	(171.5%)

Revenue

During the six months ended June 30, 2014 and 2013, the Company recognized total revenue of $4,022,104 and $4,728,519, respectively. Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment. Total revenues were comprised as follows:

	Six Months Ended June 30,
	2014	% of total revenue	2013	% of total revenue
Total product revenue	$3,699,203	92.0%	$4,126,375	87.3%
Total service revenue	322,901	8.0%	602,144	12.7%
Total revenue	$4,022,104	100.0%	$4,728,519	100.0%

Product sales are invoiced upon shipment at AWP under five models, as described in Note 3 to our consolidated financial statements: Physician Direct Sales, Distributor Direct Sales, Physician Managed, Hybrid, and CMFG #1. Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid Models, which can take in excess of five years to collect, we have determined that these revenues do not meet the criteria for recognition, in accordance with ASC 605, upon shipment. These revenues are recorded when collectability is reasonably assured, which the Company has determined is when the payment is received, regardless of the year originally invoiced (the “Cash Method”). Conversely, product sales under the Company’s Physician Direct Sales, Distributor Direct Sales and CMFG #1 Models are recognized upon shipment (the “Accrual Method”). As a result, the Company’s basis of recognizing revenue is a hybrid of the cash and accrual methods.

The Company recognized product revenue for the six months ended June 30, 2014 and 2013, of $3,699,203 and $4,126,375, respectively. The distribution of product revenue between the Cash Method and the Accrual Method of revenue recognition is as follows:

	Six Months Ended June 30,
Revenue recognition method	2014	% of product revenue	2013	% of product revenue
Cash method	$1,737,873	47.0%	$2,383,842	57.8%
Accrual method	1,961,330	53.0%	1,742,533	42.2%
Total product revenue	$3,699,203	100.0%	$4,126,375	100.0%

The decrease in total product revenue is attributed to a decrease in cash collections from the Company’s cash method customers which was partially offset by an increase in revenue under the CMFG #1 Model. The decrease in cash collections is attributed to routine fluctuations in payer reimbursements which are expected to normalize on an annual basis. In addition to product revenue, which is recognized in the TMP segment, the Company also recognizes service revenue from billing and collection services in its CCPI segment. The Company recognized service revenue for the six months ended June 30, 2014 and 2013, of $322,901 and $602,144, respectively. In each of the Physician Managed and Hybrid Models, CCPI provides billing and collection services. In consideration for its services, CCPI receives a service fee that is based upon a percentage of gross collections. Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid. Under the CMFG #1 Model (under which CCPI also provides billing and collection services) CCPI recognizes revenue on the date that the 23% advance payment is due from CMFG. The decrease in service revenue of $279,243 (from $602,144 for the six months ended June 30, 2013 to $322,901 for the six months ended June 30, 2014) is due to a combination of an overall decrease in aggregate collections and a decrease in the service fee percentage that CCPI receives on gross collections. Historically, the Company charged a service fee between 15% and 20% of gross collections. However, as the Company has concentrated on sales with a greater certainty of payment, the Company has reduced the service fee percentage.

Cost of Product Sold

The reported cost of product sold for the six months ended June 30, 2014 decreased $385,958 to $262,973 from $648,931 for the six months ended June 30, 2013. The cost of product sold as a percentage of reported product revenue decreased to 7.1% for the six months ended June 30, 2014, compared to 15.7% for the six months ended June 30, 2013. Since the Company recognizes the cost of product sold on all products shipped, regardless of whether the sale resulted from a Cash Method or an Accrual Method customer, the cost of product sold as a percent of product billings (shipments) is more relevant for comparison purposes.

The actual cost of product sold as a percent of product billings during the six months ended June 30, 2014, was 7.2% compared with 10.7% in the six months ended June 30, 2013. The decrease in product cost as a percent of product billings is attributed to an overall change in the composition of the Company’s customer base. As previously noted, the Company has concentrated on sales with a greater certainty of payment. Furthermore, the Company has also focused on eliminating historical accounts that offered significant rapid pay discounts. These changes have resulted in a reduction in actual billings and greater per unit product revenue, thereby reducing our cost of product sold as a percent of product billings.

The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of product sold:

	Six Months Ended June 30,
	2014	2013
Derived from consolidated statements of operations:
Reported product revenue	$3,699,203	$4,126,375
Cost of product sold	$262,973	$648,931

Cost of product sold as a % of reported revenue	7.1%	15.7%

Derived from actual billings (net of rapid pay discounts):
Cash method billings	$1,688,642	$4,298,097
Accrual method billings	1,961,330	1,742,533
Total actual billings	$3,649,972	$6,040,630
Cost of product sold	$262,973	$648,931

Cost of product sold as a % of actual billings	7.2%	10.7%

Cost of Services Sold

The cost of services sold for the six months ended June 30, 2014, decreased $178,688 to $806,525 from $985,213 for the six months ended June 30, 2013. Cost of services sold consists primarily of salaries and employee benefits. During the six months ended June 30, 2014 and 2013, salaries and employee benefits were $663,275 and $798,570, respectively, a decrease of $135,295. The decrease in salaries and employee benefits was the result of a 20% reduction in personnel at the Company’s billing and collections subsidiary.

Operating Expenses

Operating expenses for the six months ended June 30, 2014, decreased $1,661,260 to $3,759,435 from $5,420,695 for the six months ended June 30, 2013. Operating expenses as a percentage of total revenue decreased from 115% of revenue to 94% of revenue in part due to decreased cash collections from the Company’s cash method customers which was partially offset by an increase in revenue under the CMFG #1 Model. Operating expenses consist of research and development expense (which increased $21,648), and selling, general and administrative expenses (which decreased $1,682,908). Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2014, increased $21,648, to $87,761 from $66,113 for the six months ended June 30, 2013. The level of expense varies from year to year depending on both the number of clinical trials that we have in progress and the level of activity occurring in the clinical trials. The level of activity during the six months ended June 30, 2014 slightly increased from the six months ended June 30, 2013.

During the six months ended June 30, 2014, two clinical studies were being conducted. The first study is a 60 patient clinical study with the University of Cincinnati Physicians Company, LLC, an Ohio nonprofit, limited liability company. This study is being conducted on the effects of Theramine in the prevention of migraine headaches. The total financial obligations of $283,000 related to this study will be expensed upon the occurrence of predetermined milestones. The study is expected to be completed in approximately 3 years. During the six months ended June 30, 2014, the Company recorded $44,000 in expense related to this study. Since the inception of this study, the Company has recorded an aggregate of $113,000 in costs related to this study. The remaining financial obligation of $170,000 will be expensed upon the occurrence of predetermined milestones specified in the study. The second study is a 128 patient clinical study with the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., in support of Womack Army Medical Center Fort Bragg NC. This study is being conducted on the effectiveness of Theramine for the treatment of acute or sub-acute lower back pain due to injury. The total financial obligations of $248,000 related to this study will be expensed upon the occurrence of predetermined milestones. The study is expected to be completed in approximately 18 months. The cost associated with this study resulted in an expense of $15,000 during the six months ended June 30, 2014. The financial obligations attributed to these two clinical studies were the primary cause of the increase in research and development expenses during the six months ended June 30, 2014.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $3,671,674 and $5,354,582 for the six months ended June 30, 2014 and 2013, respectively. As reflected in the table below, the decrease in SG&A for the six months ended June 30, 2014, when compared to the six months ended June 30, 2013, was primarily the result of various fluctuations in the following expense categories: salaries and employee benefits, professional fees, insurance and general and administrative expenses.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change

Salaries and employee benefits	$2,297,070	$3,217,156	$(920,086)	(28.6%)
Professional fees	611,790	724,827	(113,037)	(15.6%)
Rent	124,692	141,738	(17,046)	(12.0%)
Insurance	138,639	278,891	(140,252)	(50.3%)
Depreciation & amortization	106,124	152,122	(45,998)	(30.2%)
General and administrative	393,359	839,848	(446,489)	(53.2%)
Total selling, general and administrative expenses	$3,671,674	$5,354,582	$(1,682,908)	(31.4%)

The $920,086 decrease in salaries and employee benefits is primarily attributed to a reduction in stock based compensation expense of $380,810, temporary labor of $199,330, sales commissions of $150,512, and bonuses of $72,995. These four expense categories represent an aggregate reduction in salaries and employee benefits of $803,647. The remaining decrease of $116,439 ($920,086 - $803,647) is attributed to an overall reduction in employees. The Company has made a concerted effort to reduce costs and as a result of this effort the number of employees in the TMP segment has decreased from 38 employees at June 30, 2013 to 31 employees at June 30, 2014, an 18% reduction.

During the six months ended June 30, 2014 and 2013, the Company recorded $24,902 and $405,712, respectively, related to the grants of stock options and restricted stock awards to our employees and non-employee directors. The decrease in stock based compensation is primarily due to the timing of when stock options are granted combined with the time period in which the stock options become vested. During the six months ended June 30, 2013, the Company granted options to purchase approximately 620,000 shares of the Company’s common stock, the majority of which were vested immediately. Conversely, no options were granted during the six months ended June 30, 2014 and only a relatively limited number vested. Excluding the decrease of $380,810 ($405,712 - $24,902) from stock based compensation, salaries and employee benefits decreased by $539,276

During the six months ended June 30, 2013, the Company incurred $199,330 in expense related to temporary labor. The Company has generally discontinued the use of temporary labor and during the six months ended June 30, 2014, did not incur any expense related to temporary labor.

The Company rewards key sales personnel through a combination of a base salary and commissions. During the six months ended June 30, 2014 and 2013, the Company incurred commissions, which are primarily tied to revenue, of $147,788 and $298,300, respectively, a decrease of $150,512. The decrease in commissions is primarily attributed to a shift in composition structure that places less emphasis on commissions.

During the six months ended June 30, 2013, the Company incurred $72,995 in expense related to bonuses that were paid pursuant to the terms of employment agreements with two former employees. The Company did not incur any cash bonuses during the six months ended June 30, 2014.

The second largest component of our SG&A is professional fees which, compared to the six months ended June 30, 2013, decreased by $113,037. During the six months ended June 30, 2014, the Company experienced a decrease in professional fees primarily from fees paid for outsourced services that are now performed internally. During the six months ended June 30, 2013, the Company incurred $180,556 in expense related to services provided by a computer consultant. The Company has generally discontinued the use of temporary labor and during the six months ended June 30, 2014, only incurred $8,165 in computer consulting fees. Finally, during January 2013, the Company engaged a consultant for assistance in attaining Medicaid approval of four of the Company’s products: Theramine®, Sentra AM®, Sentra PM® and AppTrim®. The Company effectively terminated this consulting engagement at March 31, 2014. During the six months ended June 30, 2013, the Company recognized $60,000 in fees related to this consulting contract as opposed to $30,000 in fees during the six months ended June 30, 2014. The remaining variance in professional fees is due to various types of professional fees, none of which are significant individually.

Insurance expense decreased by $140,252 during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease is primarily related to a decrease in premiums associated with the Company’s Directors and Officers insurance policy. During January 2014 the Company changed its insurance company and modified the coverage amounts of its Directors and Officers insurance policy. As a result of these changes the annual premium decreased by approximately $140,000.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years. During the six months ended June 30, 2014, depreciation and amortization remained relatively unchanged. The decrease in depreciation and amortization of $45,998 is primarily attributed to the allocation of depreciation and amortization expense between cost of sales and operating expenses and, to a lesser extent, attributed to the timing of when assets were placed in service.

General and administrative expense experienced a decrease of $446,489 during the six months ended June 30, 2014 over the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company has continued its practice to either postpone or eliminate discretionary expenses. Travel and office related expenses, components of the Company’s general and administrative expenses, represented some of the largest individual decreases. The remaining decreases in general and administrative expenses are a combination of several types of expenses, none of which are significant individually.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s warrant derivative liability. During the six months ended June 30, 2014, the Company reported other expense of $525,031 compared with an expense of $120,298 during the six months ended June 30, 2013.

Interest expense increased by $281,993, resulting in interest expense of $523,665 in the six months ended June 30, 2014, as compared to an expense of $241,672 in the six months ended June 30, 2013. The increase was primarily due to the $3.2 million loan with Cambridge Medical Funding Group (the “Cambridge Note”) that was completed on October 1, 2013. During the six months ended June 30, 2014, the Company incurred interest expense from the Cambridge Note of $181,822 and recorded non-cash interest expense of $231,380 based on the estimated fair value of the warrants issued in connection with the Cambridge Note. The $413,202 increase in interest expense attributed to the Cambridge Note was partially offset by a reduction in interest expense on notes payable to related parties of $58,095.

Changes in the fair value of the Company’s warrant derivative liability resulted in expense of $1,366 in the six months ended June 30, 2014, compared with income of $121,374 in the six months ended June 30, 2013. In July 2012 the Company issued 1,158,981 warrants with anti-dilution ratcheting provisions. At June 30, 2014 and 2013, only 95,000 of these warrants were outstanding. The expense in the six months ended June 30, 2014, represents an increase in the warrant derivative liability. Conversely, during the six months ended June 30, 2013, income was recognized due to a decrease in the warrant derivative liability in connection with the remaining 95,000 warrants.

Current and Deferred Income Taxes

In June 2013 the Company made a decision to fully reserve its net deferred tax assets. As a result of this decision, we recorded income tax expense in the six months ended June 30, 2013 of $5,665,624 and did not record an income tax benefit during the six months ended June 30, 2014. Further, as a result of the findings from the IRS and FTB audits for the tax years 2010 through 2012, we recorded income tax expense of $65,828 during the six months ended June 30, 2014.

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

Net Loss

Net loss for the six months ended June 30, 2014, was $1,397,688 compared to a net loss of $8,112,242 for the six months ended June 30, 2013. The decreased net loss was a result of a combination of decreased expenses and the absence of a significant income tax expense as described above.

FINANCIAL CONDITION

Our negative working capital of $10,098,237 as of June 30, 2014 increased $1,467,132 from our December 31, 2013 negative working capital of $8,631,105. Our operating losses during the six months ended June 30, 2014 were funded primarily by proceeds from the sale of our common stock of $240,000 and from our beginning cash balance at December 31, 2013, of $491,806.

Unrecognized Accounts Receivable

As of June 30, 2014, we have approximately $7.8 million in unrecognized accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our Cash Method customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized accounts receivable, including cost of products sold, have already been expensed in our financial statements. In addition, for federal and state income tax purposes the Company has recognized these unrecognized accounts receivable as revenues. Therefore, the Company will not incur current tax liabilities for these unrecognized accounts receivable when they are collected.

For the three months ended June 30, 2014, the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables; specifically, the underlying outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices. The analysis takes into account the value of claims outstanding, the age of these claims, and historical claims settlement and payment patterns. At June 30, 2014, the Company determined that collections on its unrecognized accounts receivable would approximate $7.8 million. The analysis also took into account the impact of the agreements with CMFG, particularly the agreement dated June 28, 2013, as amended, regarding future collections. In exchange for loans of $3.2 million the Company assigned its interest in certain pre-2013 workers compensation claims to CMFG and agreed to share approximately 50% of future collections proceeds from settlement of such claims. At June 30, 2014, cumulative payments made to CMFG pursuant to CMFG #2 were $1,418,229. The Company allocated these payments as debt repayment of $1,121,907 and interest expense of $296,322. Thus, at June 30, 2014, the remaining principal amount due to CMFG was $2,078,093. The Company expects CMFG will receive aggregate future payments of approximately $3.5 million. As a result of this updated and expanded analysis, of the total amount of $7.8 million in unrecognized accounts receivable, the Company expects to retain approximately $4.3 million, net of estimated amounts of future proceeds belonging to CMFG pursuant to CMFG #2.

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

Net cash provided by operating activities for the six months ended June 30, 2014, was $354,133 as opposed to net cash used in operating activities of $290,133 during the six months ended June 30, 2013. Cash used in investing activities for the six months ended June 30, 2014 and 2013, was nil and $126,224, respectively. During the six months ended June 30, 2013, we incurred internal software development costs for our PDRx claims management and collection system of $102,743 and purchased property and equipment of $23,481. Historically, capital expenditures have been financed by cash from operating activities, equity transactions and related party loans.

Net proceeds from the sale of common stock of $240,000 combined with existing cash and positive cash flows provided by operating activities offset the negative cash flows from debt repayment activities and we experienced a decrease in cash and cash equivalents of $466,662 in the six months ended June 30, 2014. A decrease in cash collections on claims filed by CCPI on behalf of customers utilizing the Physician Managed Model and Hybrid Model negatively impacted cash flows in the six months ended June 30, 2014. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business, such as workers compensation, to markets with shorter collection cycles, such as private insurance and Medicare.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014, and has determined that our disclosure controls and procedures were effective as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s three and six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 9, 2014, the Company issued 130,000 shares of common stock as payment on a service contract. The shares were valued at $0.38 per share based on the balance of the amount owed pursuant to the service contract, $50,000. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

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

TARGETED MEDICAL PHARMA, INC.

Date: August 14, 2014	By:	/s/ William E. Shell, MD
William E. Shell, MD
Chief Executive Officer

Date: August 14, 2014	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer

