Form 10-Q
period 2014-09-30
Targeted Medical Pharma, Inc.
filed 2014-11-14
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of November 13, 2014
Common stock, $0.001 par value	26,552,847

TARGETED MEDICAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER

ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS

Cash	$40,518	$491,806
Accounts receivable, net	237,967	268,834
Inventories	278,520	595,753
Prepaid income taxes	301,795	900,863
Other current assets	298,046	372,262
TOTAL CURRENT ASSETS	1,156,846	2,629,518

Property and equipment, net	138,823	235,586
Intangible assets, net	1,925,290	2,132,649
TOTAL ASSETS	$3,220,959	$4,997,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$1,383,999	$1,497,425
Accrued liabilities	6,567,978	5,654,682
Notes payable, current portion - related parties	2,519,463	2,621,067
Notes payable, current portion	993,004	1,458,315
Derivative liability	68,426	29,134
TOTAL CURRENT LIABILITIES	11,532,870	11,260,623

Notes payable, less current portion, net	396,355	754,828
TOTAL LIABILITIES	11,929,225	12,015,451

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value: 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value: 100,000,000 shares authorized; 26,552,847 shares issued and outstanding as of September 30, 2014; 25,741,181 shares issued and outstanding as of December 31, 2013	26,553	25,741
Additional paid-in capital	16,699,112	15,978,968
Accumulated deficit	(25,433,931)	(23,022,407)
TOTAL STOCKHOLDERS’ DEFICIT	(8,708,266)	(7,017,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,220,959	$4,997,753

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES
Product revenue	$1,521,326	$1,949,844	$5,220,529	$6,076,219
Service revenue	152,704	244,550	475,605	846,694
Total revenue	1,674,030	2,194,394	5,696,134	6,922,913

COST OF SALES
Cost of product sold	112,859	195,033	375,832	843,963
Cost of services sold	382,946	438,040	1,189,471	1,423,254
Total cost of sales	495,805	633,073	1,565,303	2,267,217

Gross profit	1,178,225	1,561,321	4,130,831	4,655,696

OPERATING EXPENSES
Research and development	55,727	103,604	143,488	169,717
Selling, general and administrative	1,810,313	2,962,346	5,481,987	8,316,928
Total operating expenses	1,866,040	3,065,950	5,625,475	8,486,645

Loss from operations	(687,815)	(1,504,629)	(1,494,644)	(3,830,949)

OTHER INCOME (EXPENSES)
Interest income (expense)	(288,096)	(239,102)	(811,760)	(480,775)
Change in fair value of warrant liability	(37,926)	22,344	(39,292)	143,720
Total other income (expenses)	(326,022)	(216,758)	(851,052)	(337,055)

Loss before income taxes	(1,013,837)	(1,721,387)	(2,345,696)	(4,168,004)

Income tax expense	—	1,278	65,828	5,666,902

NET LOSS	$(1,013,837)	$(1,722,665)	$(2,411,524)	$(9,834,906)

Basic and diluted net loss per common share	$(0.04)	$(0.07)	$(0.09)	$(0.42)

Basic and diluted weighted average common shares outstanding	26,540,130	23,947,343	26,290,845	23,454,877

The accompanying notes are an integral part of these financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,411,524)	$(9,834,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	96,763	107,758
Amortization	207,359	201,399
Amortization of debt discount	353,374	303,993
Stock-based compensation to employees and directors	37,353	690,751
Stock-based compensation to consultants	398,736	17,469
Deferred income tax benefit	—	5,665,624
Change in fair value of warrant derivative liability	39,292	(143,720)
Changes in operating assets and liabilities:
Accounts receivable	30,867	(43,243)
Inventories	317,233	(125,313)
Prepaid income taxes	599,068	—
Other current assets	74,216	6,667
Other assets	—	26,679
Accounts payable	(113,426)	76,136
Accrued liabilities	913,296	2,880,508

Net cash provided by (used in) operating activities	542,607	(170,198)

Cash flows from investing activities:
Acquisition of intangible assets	—	(109,248)
Purchase of property and equipment	—	(27,277)

Net cash used in investing activities	—	(136,525)

Cash flows from financing activities:
Proceeds from issuance of common stock	240,000	—
Payments on notes payable - related parties	(231,604)	(437,710)
Proceeds from notes payable	130,000	585,703
Payments on notes payable	(1,132,291)	—

Net cash (used in) provided by financing activities	(993,895)	147,993

Net decrease in cash	(451,288)	(158,730)

Cash at beginning of period	491,806	326,603

Cash at end of period	$40,518	$167,873

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$379,163	$353,299

Non-cash Financing Activities:
Escrow receivable	$—	$123,047
Deferred loan fees	$—	$41,250
Note discount	$44,867	$750,000

Conversion of notes payable - related parties	$—	$1,287,648

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

Segment Information:

The Company did not recognize revenue outside of the United States during the three and nine months ended September 30, 2014 and 2013. The Company’s operations are organized into two reportable segments: TMP and CCPI.

●	TMP: This segment includes PTL. TMP develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property, is responsible for research and development relating to medical food products and development of software used for the dispensation and billing of medical foods, generic and branded products. The TMP segment also manages contracts and chargebacks.

●	CCPI: This segment provides point-of-care dispensing solutions and billing and collections services.

Results for the three and nine months ended September 30, 2014 and 2013, are reflected in the table below:

For the three months ended September 30,

	Total	TMP	CCPI
2014 (Unaudited)
Gross sales	$1,674,030	$1,521,326	$152,704
Gross profit	$1,178,225	$1,408,467	$(230,242)
Net loss	$(1,013,837)	$(783,595)	$(230,242)
Total assets	$3,220,959	$3,156,073	$64,886

2013 (Unaudited)
Gross sales	$2,194,394	$1,949,844	$244,550
Gross profit	$1,561,321	$1,754,811	$(193,490)
Net loss	$(1,722,665)	$(1,529,175)	$(193,490)
Total assets	$4,931,268	$4,536,294	$394,974

For the nine months ended September 30,

	Total	TMP	CCPI
2014 (Unaudited)
Gross sales	$5,696,134	$5,220,529	$475,605
Gross profit	$4,130,831	$4,844,697	$(713,866)
Net loss	$(2,411,524)	$(1,697,658)	$(713,866)
Total assets	$3,220,959	$3,156,073	$64,886

2013 (Unaudited)
Gross sales	$6,922,913	$6,076,219	$846,694
Gross profit	$4,655,696	$5,232,255	$(576,559)
Net loss	$(9,834,906)	$(9,258,347)	$(576,559)
Total assets	$4,931,268	$4,536,294	$394,974

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company reported losses for the three and nine months ended September 30, 2014, totaling $1,013,837 and $2,411,524, respectively, as well as an accumulated deficit as of September 30, 2014, amounting to $25,433,931. Contributing to the accumulated deficit was the Company’s decision to maintain a full valuation allowance for its net deferred tax assets. At September 30, 2014, the existence of a full valuation allowance represented $8,158,914 of the Company’s accumulated deficit. Further, the Company does not have adequate cash to cover projected operating costs for the next 12 months. As of September 30, 2014, the Company also owes approximately $575,000 to the Internal Revenue Service (“IRS”) and the California Franchise Tax Board (“FTB”) for unpaid payroll taxes. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful obtaining the equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The Company has made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results of the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value. As of September 30, 2014 and 2013, the Company had no cash equivalents.

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

Physician Direct Sales Model (3% of product revenues for the nine months ended September 30, 2014): Under this model, a physician purchases products from TMP, but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms, in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount due from the physician for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

Distributor Direct Sales Model (17% of product revenues for the nine months ended September 30, 2014): Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Physician Managed Model (40% of product revenues for the nine months ended September 30, 2014): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement, which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount due from the physician for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Hybrid Model (8% of product revenues for the nine months ended September 30, 2014): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

CMFG #1 – WC Receivable Purchase Assignment Model (“CMFG #1”) (32% of product revenues for the nine months ended September 30, 2014): Under this model, physicians who purchase products from TMP under the Company’s Physician Managed Model will have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG, at a discounted rate. Each agreement is executed among CMFG, TMP, and each individual physician, and serves as a master agreement for all assigned receivables by the physician to CMFG. Since these accounts receivable originated from the Company’s Physician Managed Model, CCPI’s services are also retained. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, are satisfied directly by CMFG, usually within seven (7) days of transmission of the accounts receivable to CMFG. CMFG has agreed to pay an amount equal to 20% of eligible assigned accounts receivable as an advance payment. CMFG makes this payment directly to TMP, on behalf of the physician. TMP applies this payment to the physician’s financial obligations due to CCPI for the physician’s use of the Company’s medical billing and claims processing services, and the physician’s financial obligation due to TMP for the cost of the product. The Company recognizes revenue on the date that payment is due from CMFG. Under CMFG #1, the Company only receives the 20% advance payment, where such payment is without recourse or future obligation for TMP to repay the 20% advanced amount back to CMFG or the physician. Actual amounts collected on the assigned accounts receivable are shared between CMFG and the physician, where the first 37% of amounts collected are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to the physician and 25% is disbursed to CMFG.

During the nine months ended September 30, 2014 and 2013, the Company issued billings to Physician Managed and Hybrid model customers aggregating $2.4 million and $5.7 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with the above billings are expensed as incurred. Direct costs associated with all billings, aggregating $375,832 and $843,963, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. In accordance with the Company’s revenue recognition policy, the Company recognized revenues from certain of these customers when cash was collected, aggregating $2,523,244 and $3,452,646 during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had approximately $7.5 million in unrecorded accounts receivable that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. All unpaid invoices underlying claims assigned to CMFG pursuant to CMFG #1 are excluded from unrecorded accounts receivable.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

CCPI receives no revenue in the Physician Direct or Distributor Direct models because it does not provide collection and billing services to these customers. In the Physician Managed and Hybrid models CCPI has a billing and claims processing service agreement with the physician. The billing and claims processing agreement includes a service fee that is based upon a percentage of collections on all claims. Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid. Under CMFG #1 the Company recognizes revenue related to CCPI’s services upon receipt of the 20% advance payment from CMFG.

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

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently, accounts receivable are comprised of amounts due from our distributor customers and receivables from our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of September 30, 2014, of the collectability of invoices, we established an allowance for doubtful accounts of $55,773.

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

Inventory Valuation

Inventory is valued at the lower of cost (first in, first out) or market and consists primarily of medical food products.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2013, or September 30, 2014, so no long-lived asset impairment was recorded for the year ended December 31, 2013, or the nine months ended September 30, 2014.

Intangible Assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist, the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. No impairment indicators existed at December 31, 2013, or September 30, 2014, so no intangible asset impairment was recorded for the year ended December 31, 2013, or the nine months ended September 30, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments are accounts receivable, accounts payable, notes payable, and warrant derivative liability. The recorded values of accounts receivable and accounts payable approximate their values based on their short term nature. Notes payable are recorded at their issue value or if warrants are attached at their issue value less the proportionate value of the warrant. Warrants issued with ratcheting provisions are classified as derivative liabilities and are revalued using the Black-Scholes model each quarter based on changes in the market value of our common stock and unobservable level 3 inputs.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC Topic 815-40 Derivatives and Hedging – Contracts in Entity’s own Equity (“ASC 815-40”). Pursuant to ASC 815-40, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability instead of as equity. The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the warrants at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the consolidated statement of operations. As of September 30, 2014, 95,000 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “change in fair value of warrant liability” on the consolidated statements of operations. The Company’s remaining warrants are recorded to additional paid in capital as equity instruments.

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

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of September 30, 2014, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company’s effective tax rates were approximately 3% and 136% for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance and final resolution of the Company’s Federal and state income tax audits for years 2010 through 2012, which resulted in $65,828 of income tax expense. In the previous year, management had decided to fully reserve the net deferred income tax assets by taking a full valuation allowance against these assets. During the nine months ended September 30, 2013, the effective tax rate differed primarily due to the change in the valuation allowance.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

During the quarter ended June 30, 2013, the Company decided to fully reserve the net deferred income tax assets by taking a full valuation allowance against these assets. As a result of this decision, during the nine months ended September 30, 2014, the Company did not recognize any income tax benefit as a result of its net loss. The table below shows the balances for the deferred income tax assets and liabilities as of the dates indicated.

	September 30, 2014	December 31, 2013
Deferred income tax asset-short-term	$1,498,646	$1,402,031
Allowance	(1,498,646)	(1,402,031)
Deferred income tax asset-short-term, net	—	—

Deferred income tax asset-long-term	7,597,401	7,145,404
Deferred income tax liability-long-term	(937,133)	(1,177,716)
Deferred income tax asset-long-term	6,660,268	5,967,688
Allowance	(6,660,268)	(5,967,688)
Deferred income tax asset-long-term, net	—	—

Total deferred tax asset, net	—	—

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

At September 30, 2014, the Company had total domestic Federal and state net operating loss carryovers of approximately $6,943,000 and $9,941,000, respectively. Federal and state net operating loss carryovers expire at various dates between 2021 and 2032.

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

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Since the effects of outstanding options and warrants are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of September 30, 2014 and 2013:

	September 30,
	2014	2013
Warrants	4,919,372	3,856,465
Stock options	2,421,441	2,669,641
	7,340,813	6,526,106

Research and Development

Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Typically, we expensed 50% of the contract amount within the first two years of the contract and 50% over the remainder of the record retention requirements under the contract based on our experience on how long the clinical trial service is provided.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition across entities, industries, jurisdictions, and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements, and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new revenue recognition standard requires entities to recognize revenue in a way that reflects the transfer of promised goods or services to customers in an amount based on the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company has not determined what transition method it will use and is currently assessing the impact that this guidance may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

During the three and nine months ended September 30, 2014, the Company had stock-based compensation expense of $12,451 and $37,353, respectively, related to issuances to the Company’s employees and directors, included in reported net loss. The total amount of stock-based compensation for the three and nine months ended September 30, 2014, related solely to the issuance of stock options. During the three and nine months ended September 30, 2013, the Company had stock-based compensation expense, related to issuances to the Company’s employees and directors, included in reported net loss of $302,508 and $690,751, respectively. The total amount of stock-based compensation for the nine months ended September 30, 2013, of $690,751, included restricted stock grants valued at $133,040 and stock options valued at $557,711.

A summary of stock option activity for the nine months ended September 30, 2014, is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2012	865,556	1,770,437	$2.31	8.10	$1,113,383
Amendment of 2011 SIP	2,000,000	—
Grants	(1,198,300)	1,198,300	$1.28
Cancellations and forfeitures	173,896	(173,896)	$2.01
Restricted stock awards	(123,455)	—

December 31, 2013	1,717,697	2,794,841	$1.89	7.03	$—
Cancellations and forfeitures	373,400	(373,400)	$2.62

September 30, 2014	2,091,097	2,421,441	$1.77	6.13	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the nine months ended September 30, 2014 or the year ended December 31, 2013.

All options that the Company granted during the nine months ended September 30, 2013, were granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the issuance of these financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

The Company utilized the Black-Scholes option pricing model. The Company did not issue any options during the nine months ended September 30, 2014. The assumptions used for the nine months ended September 30, 2013 are as follows:

September 30, 2013
Weighted average risk free interest rate	0.51% - 1.32%
Weighted average life (in years)	3.5 – 5.0
Volatility	71% - 87%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$1.11

A summary of the changes in the Company’s nonvested options during the nine months ended September 30, 2014, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at December 31, 2013	250,000	$0.60	—
Vested in 9 months ended September 30, 2014	79,167	$0.65	—
Non-vested at September 30, 2014	170,833	$0.57	—
Exercisable at September 30, 2014	2,250,608	$0.93	—
Outstanding at September 30, 2014	2,421,441	$0.91	—

As of September 30, 2014, total unrecognized compensation cost related to unvested stock options was $75,027. The cost is expected to be recognized over a weighted average period of 2.4 years.

5. WARRANTS

During the year ended December 31, 2013, the Company issued a total of 1,832,500 warrants, at an average exercise price of $2.01 per share. Included in this amount are 1,412,500 warrants issued to James Giordano, CEO of CMFG, and 400,000 warrants to Raven Asset-Based Opportunity Fund I LP, in connection with the June 28, 2013 loan to the Company by CMFG (See Note 7). During the three and nine months ended September 30, 2014, the Company issued a total of 662,907 warrants, at an average exercise price of $0.35 per share. Included in these issuances are 162,907 warrants issued to William E. Shell, M.D., the Company’s Chief Executive Officer, in connection with the July 24, 2014 loan to the Company (See Note 7), and 500,000 warrants to several consultants for financial advisory and investor relations services.

The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Nine Months Ended September 30,
	2014	2013
Weighted average risk free interest rate	1.67% – 1.72%	0.75% - 2.66%
Weighted average life (in years)	5.0	5.0 – 10.0
Volatility	67%	71% - 86%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$0.67	$0.78

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

The following table summarizes information about common stock warrants outstanding at September 30, 2014:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	495,000	4.44	$0.01	255,000	$0.01
$0.80	162,907	4.87	$0.80	162,907	$0.80
$1.00	1,715,000	3.53	$1.00	1,715,000	$1.00
$2.00	1,812,500	8.80	$2.00	1,812,500	$2.00
$2.60	20,000	3.60	$2.60	20,000	$2.60
$3.38	713,965	2.32	$3.38	713,965	$3.38

$0.01 - 3.38	4,919,372	5.43	$1.61	4,679,372	$1.70

Included in the Company’s outstanding warrants are 2,586,871 warrants that were issued to a related party over the period from August 2011 through July 2014 at exercise prices ranging from $0.01 to $3.38. One of the related party warrants contains provisions that require it to be accounted for as a derivative security. As of September 30, 2014, and December 31, 2013, the value of the related liability was $68,426 and $29,134, respectively. Changes in these values are recorded as income or expense during the reporting period that the change occurs.

6. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2014, and December 31, 2013, are comprised of the following:

	September 30, 2014	December 31, 2013

Due to physicians	$2,471,116	$2,580,855
Accrued salaries, payroll taxes and director fees	3,467,645	2,567,847
Other	629,217	505,980
Total accrued liabilities	$6,567,978	$5,654,682

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

7. NOTES PAYABLE

Notes payable at September 30, 2014, and December 31, 2013, are comprised of the following:

	September 30, 2014	December 31, 2013
Notes payable to William Shell Survivor’s Trust (a)	$1,874,411	$2,007,820
Notes payable to William Shell (b)	130,000	—
Notes payable to Giffoni Family Trust (c)	15,052	113,247
Notes payable to Lisa Liebman (d)	500,000	500,000
Note payable to Cambridge Medical Funding Group, LLC (e)	1,774,993	2,907,284
Total notes payable	4,294,456	5,528,351
Less: debt discount	(385,634)	(694,141)
	3,908,822	4,834,210
Less: current portion	(3,512,467)	(4,079,382)
Notes payable – long-term portion	$396,355	$754,828

(a)	Between January 2011 and December 2012, William E. Shell, M.D., the Company’s Chief Executive Officer, Chief Scientific Officer, greater than 10% shareholder and a director, loaned $5,132,334 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of (i) $4,982,334 to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”), and (ii) $150,000 to the William Shell Survivor’s Trust (the “Survivor’s Trust”). On December 21, 2012, all notes issued to the Family Trust were assigned to the Survivor’s Trust (the “WS Trust Notes”) which in turn assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman. The WS Trust Notes accrue interest at rates ranging between 3.25% and 12.0% per annum. The principal on the WS Trust Notes is payable on demand and interest is payable on a quarterly basis.

An aggregate of 2,423,965 warrants to purchase shares of the Company’s common stock were either issued to or subsequently assigned to the Survivor’s Trust, at exercise prices ranging between $1.00 and $3.38 per share, as additional consideration for entering into the loan agreements. The Company recorded debt discounts in the amount of $2,091,538 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method. The debt discount had been fully amortized as of December 31, 2012. Thus, during the three and nine months ended September 30, 2013 and 2014, no interest expense was recorded from the debt discount amortization.

During the three and nine months ended September 30, 2014, the Company incurred interest expense of $21,848 and $65,439, respectively, on the WS Trust Notes. During the three and nine months ended September 30, 2013, the Company incurred interest expense of $35,230 and $124,578, respectively. At September 30, 2014 and December 31, 2013, accrued interest on the WS Trust Notes totaled $21,848 and nil, respectively.

(b)	On July 24, 2014, Dr. Shell loaned $130,000 to the Company. As consideration for the loan, the Company issued Dr. Shell a promissory note in the aggregate principal amount of $130,000 (the “Shell Note”). The Shell Note accrues interest at the rate of 8% per annum and is payable on demand. As additional consideration for entering into the loan agreement, Dr. Shell received 162,907 warrants to purchase shares of the Company’s common stock at an exercise price of $0.798 per share (the “Shell Warrant”). The Company recorded a debt discount in the amount of $44,867 based on the estimated fair value of the Shell Warrant. The debt discount was amortized as non-cash interest expense on the date of issuance using the effective interest method. During the three and nine months ended September 30, 2014, interest expense of $44,867 was recorded from the debt discount amortization.

(c)	Between January 2011 and December 2012, Kim Giffoni the Company’s Executive Vice President of Foreign Sales and Investor Relations, greater than 10% shareholder and a director, loaned $300,000 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of $300,000 (the “Giffoni Notes”). The Giffoni Notes accrue interest at rates ranging between 3.25% and 6.0% per annum. During the three and nine months ended September 30, 2014, the Company incurred interest expense of $123 and $1,104, respectively, on the Giffoni Notes. During the three and nine months ended September 30, 2013, the Company incurred interest expense of $1,560 and $7,376, respectively. At September 30, 2014 and December 31, 2013, accrued interest on the Giffoni Notes totaled $123 and nil, respectively.

(d)	On December 21, 2012 the William Shell Survivor’s Trust assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman (the “Liebman Notes”), a related party. Lisa Liebman is married to Dr. Shell. The Liebman Notes accrue interest at rates ranging between 3.25% and 3.95% per annum. The principal and interest on the Liebman Notes is payable on demand. During both the three and nine months ended September 30, 2014, and 2013, the Company incurred interest expense on the Liebman Notes of $4,837 and $14,353, respectively. At September 30, 2014, and December 31, 2013, accrued interest on the Liebman Notes totaled $4,837 and $21,044, respectively.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

(e)	On June 28, 2013, the Company entered into an arrangement with CMFG which was governed pursuant to the terms of four contemporaneous agreements. On October 1, 2013, CMFG assigned its rights pursuant to the Workers’ Compensation Receivables Funding, Assignment and Security Agreement, to Raven Asset-Based Opportunity Fund I LP, a Delaware limited partnership (“Raven”). The components of the agreements are detailed as follows:

●	Workers’ Compensation Receivables Funding, Assignment and Security Agreement, as amended (“CMFG #2”) – The Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012 (the “Funded Receivables”), to Raven. In exchange, the Company received a loan of $3.2 million. Prior to July 1, 2014, the monthly division of collections on Funded Receivables was distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to Raven to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if Raven receives less than $175,000 in a given month); Third, to Raven in an amount up to $175,000; Fourth, to the Company in an amount of $125,000; Fifth, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Effective July 1, 2014, the monthly division of collections on the Funded Receivables was modified and until such time as Raven has received payment of $3.95 million in collections from Funded Receivables, the Funded Receivables will be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to Raven to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if Raven receives less than $125,000 in a given month); Third, to Raven in an amount up to $125,000; Fourth, to the Company in an amount of $125,000; Fifth, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Once Raven has received payment of $3.95 million in collections from Funded Receivables, the Funded Receivables will cease to be distributed as described above, and will instead be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; and Second, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 45% to 55%, respectively.

●	Common Stock Warrant to James Giordano, CEO of CMFG – The Company issued a ten (10) year warrant to purchase 1,412,500 shares of common stock at an exercise price of $2.00 per share (the “Giordano Warrant”) as consideration for consulting services performed by Mr. Giordano, as described below. The warrants became exercisable during December 2013. The exercisable amount is limited to the average trading volume for the ten days prior to the date of exercise.

●	Professional Services and Consulting Agreement with Mr. Giordano – The Company entered into a consulting arrangement with Mr. Giordano for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. Mr. Giordano’s only form of compensation for his consulting services was the issuance of the Giordano Warrant. The consulting agreement terminates at such time as all the obligations or contemplated transactions detailed in the Giordano Warrant have been satisfied.

●	Professional Services and Consulting Agreement with CMFG – The Company entered into a consulting arrangement with CMFG for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. The agreement provided for the Company to pay a one-time fee of $64,000 upon execution of the agreement.

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

The Company recorded a debt discount in the amount of $925,521 based on the estimated fair value of the Giordano and Raven Warrants. The debt discount is being amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three and nine months ended September 30, 2014, interest expense of $77,127 and $308,507, respectively, was recorded from the debt discount amortization.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

8. RELATED PARTY TRANSACTIONS

Notes Payable

As of September 30, 2014, and December 31, 2013, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $2,519,463 and $2,621,067, respectively (See Note 7).

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

As of September 30, 2014, the Company had a remaining balance of $301,795 in prepaid state income taxes on its balance sheet.

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

11. SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2014 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K dated March 30, 2014.

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

As of September 30, 2014, the Company had a remaining balance of $301,795 in prepaid state income taxes on its balance sheet.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2014 and 2013

		% of		% of
	2014	Sales	2013	Sales

Total revenue	$1,674,030	100.0%	$2,194,394	100.0%
Total cost of sales	495,805	29.6%	633,073	28.8%
Gross profit	1,178,225	70.4%	1,561,321	71.2%
Total operating expenses	1,866,040	111.5%	3,065,950	139.7%
Loss from operations	(687,815)	(41.1%)	(1,504,629)	(68.5%)
Total other expenses	(326,022)	(19.5%)	(216,758)	(9.9%)
Loss before income taxes	(1,013,837)	(60.6%)	(1,721,387)	(78.4%)
Income tax expense (benefit)	—	—	1,278	0.1%
NET LOSS	$(1,013,837)	(60.6%)	$(1,722,665)	(78.5%)

Revenue

During the three months ended September 30, 2014 and 2013, the Company recognized total revenue of $1,674,030 and $2,194,394, respectively. Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment. Total revenues were comprised as follows:

	Three Months Ended September 30,
	2014	% of total revenue	2013	% of total revenue
Total product revenue	$1,521,326	90.9%	$1,949,844	88.9%
Total service revenue	152,704	9.1%	244,550	11.1%
Total revenue	$1,674,030	100.0%	$2,194,394	100.0%

Product Revenue:

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

The Company recognized product revenue for the three months ended September 30, 2014 and 2013, of $1,521,326 and $1,949,844, respectively. The distribution of product revenue between the Cash Method and the Accrual Method of revenue recognition is as follows:

	Three Months Ended September 30,
Revenue recognition method	2014	% of product revenue	2013	% of product revenue
Cash method	$785,371	51.6%	$1,068,805	54.8%
Accrual method	735,955	48.4%	881,039	45.2%
Total product revenue	$1,521,326	100.0%	$1,949,844	100.0%

The decrease in total product revenue is primarily attributed to a decrease in cash collections from the Company’s cash method customers. The decrease in cash collections from the Company’s cash method customers is attributed to a reduction in aggregate actual billings (product shipments) and, to a lesser extent, routine fluctuations in payer reimbursements which are expected to normalize on an annual basis. The reduction in product shipments to cash method customers is the result of an effort to eliminate unprofitable historical accounts that offered significant rapid pay discounts and uncertainty of payment. As reflected in the following table, during the three months ended September 30, 2014 and 2013, the Company shipped product to its cash method customers with product billings of $710,424 and $1,546,699, respectively. The 54.1% decrease in product shipments to customers that, for purposes of revenue recognition, are accounted for as cash method customers is the primary cause of the overall decrease in product revenue.

	Three Months Ended September 30,
Actual billings	2014	2013	$ Change	% Change
Cash method	$710,424	$1,546,699	$(836,275)	(54.1%)
Accrual method	735,955	881,040	(145,085)	(16.5%)
Total product billings	$1,446,379	$2,427,739	$(981,360)	(40.4%)

Service Revenue:

In addition to product revenue, which is recognized in the TMP segment, the Company also recognizes service revenue from billing and collection services in its CCPI segment. The Company recognized service revenue for the three months ended September 30, 2014 and 2013, of $152,704 and $244,550, respectively. In each of the Physician Managed and Hybrid Models, CCPI provides billing and collection services. In consideration for its services, CCPI receives a service fee that is based upon a percentage of gross collections. Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid. Under the CMFG #1 Model (under which CCPI also provides billing and collection services) CCPI recognizes revenue on the date that the 20% advance payment is due from CMFG. The decrease in service revenue of $91,846 (from $244,550 for the three months ended September 30, 2013 to $152,704 for the three months ended September 30, 2014) is due to a combination of an overall decrease in aggregate collections and a decrease in the service fee percentage that CCPI receives on gross collections. Historically, the Company charged a service fee between 15% and 20% of gross collections. However, as the Company has concentrated on sales with a greater certainty of payment, the Company has reduced the service fee percentage.

Cost of Product Sold

The reported cost of product sold for the three months ended September 30, 2014 decreased $82,174 to $112,859 from $195,033 for the three months ended September 30, 2013. The cost of product sold as a percentage of reported product revenue decreased to 7.4% for the three months ended September 30, 2014, compared to 10.0% for the three months ended September 30, 2013. Since the Company recognizes the cost of product sold on all products shipped, regardless of whether the sale resulted from a Cash Method or an Accrual Method customer, the cost of product sold as a percent of product billings (shipments) is more relevant for comparison purposes.

The actual cost of product sold as a percent of product billings during the three months ended September 30, 2014, was 7.8% compared with 8.0% in the three months ended September 30, 2013. The decrease in product cost as a percent of product billings is attributed to an overall change in the composition of the Company’s customer base. As previously noted, the Company has concentrated on sales with a greater certainty of payment. Furthermore, the Company has also focused on eliminating historical accounts that offered significant rapid pay discounts. These changes have resulted in a reduction in actual billings and greater average per unit product revenue, thereby reducing our cost of product sold as a percent of product billings.

The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of product sold:

	Three Months Ended September 30,
	2014	2013
Derived from consolidated statements of operations:
Reported product revenue	$1,521,326	$1,949,844
Cost of product sold	$112,859	$195,033

Cost of product sold as a % of reported revenue	7.4%	10.0%

Derived from actual billings (net of rapid pay discounts):
Cash method billings	$710,424	$1,546,699
Accrual method billings	735,955	881,039
Total actual billings	$1,446,379	$2,427,739
Cost of product sold	$112,859	$195,033

Cost of product sold as a % of actual billings	7.8%	8.0%

Cost of Services Sold

The cost of services sold for the three months ended September 30, 2014, decreased $55,094 to $382,946 from $438,040 for the three months ended September 30, 2013. Cost of services sold consists primarily of salaries and employee benefits. During the three months ended September 30, 2014 and 2013, salaries and employee benefits were $282,945 and $353,881, respectively, a decrease of $70,936. The decrease in salaries and employee benefits was the result of a 20% reduction in personnel at the Company’s billing and collections subsidiary.

Operating Expenses

Operating expenses for the three months ended September 30, 2014, decreased $1,199,910 to $1,866,040 from $3,065,950 for the three months ended September 30, 2013. Operating expenses as a percentage of total revenue decreased from 139.7% of revenue to 111.5% of revenue. Operating expenses consist of research and development expense (which decreased $47,877), and selling, general and administrative expenses (which decreased $1,152,033). Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2014 decreased $47,877, to $55,727 from $103,604 for the three months ended September 30, 2013. The level of expense varies from year to year depending on both the number of clinical trials that we have in progress and the level of activity occurring in the clinical trials. During the three months ended September 30, 2013, a 60 patient clinical study with the University of Cincinnati Physicians Company, LLC, an Ohio nonprofit company, was initiated on the effects of Theramine in the prevention of migraine headaches. During the three months ended September 30, 2014 and 2013, the Company recorded $44,000 and $35,000, respectively, in expenses related to this study. Further, the Company is responsible for providing product for use in the University of Cincinnati study, which was provided at the inception of the study. During the nine months ended September 30, 2013, the Company expensed $31,450 for the cost of Theramine whereas no product costs were incurred during the three months ended September 30, 2014. The remaining decrease in research and development expenses during the three months ended September 30, 2014 is due to various types of research and development related charges, none of which are significant individually.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $1,810,313 and $2,962,346 for the three months ended September 30, 2014 and 2013, respectively. As reflected in the table below, the decrease in SG&A for the three months ended September 30, 2014, when compared to the three months ended September 30, 2013, was primarily the result of various fluctuations in the following expense categories: salaries and employee benefits, professional fees, insurance and depreciation and amortization expenses.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change

Salaries and employee benefits	$1,010,698	$1,915,060	$(904,362)	(47.2%)
Professional fees	441,038	615,368	(174,330)	(28.3%)
Rent	62,027	57,619	4,408	7.7%
Insurance	64,302	86,433	(22,131)	(25.6%)
Depreciation & amortization	50,377	100,686	(50,309)	(50.0%)
General and administrative	181,871	187,180	(5,309)	(2.8%)
Total selling, general and administrative expenses	$1,810,313	$2,962,346	$(1,152,033)	(38.9%)

The $904,362 decrease in salaries and employee benefits is partially attributed to a reduction in severance agreements of $377,000, stock based compensation expense of $290,057, and temporary labor of $66,548. These three expense categories represent an aggregate reduction in salaries and employee benefits of $733,605. The remaining decrease of $170,757 ($904,362 - $733,605) is attributed to an overall reduction in employees. The Company has made a concerted effort to reduce costs and as a result of this effort the number of employees in the TMP segment has decreased from 40 employees at September 30, 2013 to 27 employees at September 30, 2014, a 32% reduction.

During the three months ended September 30, 2014 and 2013, the Company recorded $12,451 and $302,508, respectively, related to the grants of stock options and restricted stock awards to our employees and non-employee directors. The decrease in stock based compensation is primarily due to the timing of when stock options are granted combined with the time period in which the stock options become vested. During the three months ended September 30, 2013, the Company granted options to purchase 425,000 shares of the Company’s common stock and 414,965 outstanding options vested. Conversely, no options were granted and only 54,167 outstanding options vested during the three months ended September 30, 2014. Excluding the decrease of $290,057 ($302,508 - $12,451) from stock based compensation, salaries and employee benefits decreased by $614,305.

The Company entered into severance agreements with two former employees during the three months ended September 30, 2013. As a result of these severance agreements, the Company recognized $377,000 in compensation expense, all of which was expensed as incurred.

During the three months ended September 30, 2013, the Company incurred $66,548 in expense related to temporary labor. The Company has generally discontinued the use of temporary labor and during the three months ended September 30, 2014, did not incur any expense related to temporary labor.

The second largest component of our SG&A is professional fees which, compared to the three months ended September 30, 2013, decreased by $174,330. The decrease in professional fees was primarily the result of a $259,843 decrease in legal fees and a $49,889 decrease in audit and tax fees. These decreases, which amount to $309,732, were partially offset by a $133,434 increase in fees paid for financial advisory services. During the three months ended September 30, 2013, the Company was actively litigating several employment related lawsuits and a lawsuit with a former vendor. As a result of these lawsuits, legal fees were significantly greater than fees incurred during three months ended September 30, 2014. During the three months ended September 30, 2013, the Company incurred a significant amount of fees related to preliminary work on its year-end audit as well as tax preparation fees related to its 2012 income tax returns. Conversely, in an effort to manage cash flow, during the three months ended September 30, 2014, the Company elected to delay the incurrence of these audit and tax fees. Finally, during the three months ended September 30, 2014, as a result of five different consulting agreements for financial advisory and investor relations services, the Company incurred $302,598 in professional fees, of which $278,736 was stock-based compensation from the issuance of warrants and common stock. During the three months ended September 30, 2013, the Company incurred $169,164 for similar consulting services that were paid in cash.

Insurance expense decreased by $22,131 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease is primarily related to a decrease in premiums associated with the Company’s Directors and Officers insurance policy. During January 2014 the Company changed its insurance company and modified the coverage amounts of its Directors and Officers insurance policy. As a result of these changes the annual premium decreased by approximately $140,000.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years. During the three months ended September 30, 2014, as reflected in the Company’s condensed consolidated statements of cash flows, depreciation and amortization remained relatively unchanged. The decrease in depreciation and amortization that is included in SG&A of $50,309 is primarily attributed to the allocation of depreciation and amortization expense between cost of sales and operating expenses and, to a lesser extent, attributed to the timing of when assets were placed in service.

General and administrative expense experienced a decrease of $5,309 during the three months ended September 30, 2014 over the three months ended September 30, 2013. During the three months ended September 30, 2014, the Company has continued its practice, which began during the three months ended September 30, 2013, to either postpone or eliminate discretionary expenses. The slight decrease in general and administrative expenses is a combination of several types of expenses, none of which are significant individually.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s warrant derivative liability. During the three months ended September 30, 2014, the Company reported other expense of $326,022 compared with an expense of $216,758 during the three months ended September 30, 2013.

Interest expense increased by $48,994, resulting in interest expense of $288,096 in the three months ended September 30, 2014, as compared to an expense of $239,102 in the three months ended September 30, 2013. The increase was primarily due to the $130,000 loan with Dr. Shell (the “Shell Note”) that was completed on July 24, 2014. During the three months ended September 30, 2014, the Company incurred interest expense from the Shell Note of $1,938 and recorded non-cash interest expense of $44,867 based on the estimated fair value of the warrants issued in connection with the Shell Note.

Changes in the fair value of the Company’s warrant derivative liability resulted in expense of $37,926 in the three months ended September 30, 2014, compared with income of $22,344 in the three months ended September 30, 2013. At September 30, 2014 and 2013, 95,000 warrants with anti-dilution ratcheting provisions were outstanding. The expense in the three months ended September 30, 2014, represents an increase in the warrant derivative liability. Conversely, during the three months ended September 30, 2013, income was recognized due to a decrease in the warrant derivative liability in connection with the remaining 95,000 warrants.

Current and Deferred Income Taxes

In June 2013 the Company made a decision to fully reserve its net deferred tax assets. As a result of this decision, we only recorded income tax expense for the minimum tax due to the California State Franchise Tax Board in the three months ended September 30, 2013 of $1,278 and did not record an income tax expense or benefit during the three months ended September 30, 2014.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $8,158,914.

Net Loss

Net loss for the three months ended September 30, 2014, was $1,013,837 compared to a net loss of $1,722,665 for the three months ended September 30, 2013. The decreased net loss was a result of a combination of decreased revenues and expenses as described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

		% of		% of
	2014	Sales	2013	Sales

Total revenue	$5,696,134	100.0%	$6,922,913	100.0%
Total cost of sales	1,565,303	27.5%	2,267,217	32.7%
Gross profit	4,130,831	72.5%	4,655,696	67.3%
Total operating expenses	5,625,475	98.7%	8,486,645	122.6%
Loss from operations	(1,494,644)	(26.2%)	(3,830,949)	(55.3%)
Total other expenses	(851,052)	(15.0%)	(337,055)	(4.9%)
Loss before income taxes	(2,345,696)	(41.2%)	(4,168,004)	(60.2%)
Income tax expense (benefit)	65,828	1.1%	5,666,902	81.9%
NET LOSS	$(2,411,524)	(42.3%)	$(9,834,906)	(142.1%)

Revenue

During the nine months ended September 30, 2014 and 2013, the Company recognized total revenue of $5,696,134 and $6,922,913, respectively. Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment. Total revenues were comprised as follows:

	Nine Months Ended September 30,
	2014	% of total revenue	2013	% of total revenue
Total product revenue	$5,220,529	91.7%	$6,076,219	87.8%
Total service revenue	475,605	8.3%	846,694	12.2%
Total revenue	$5,696,134	100.0%	$6,922,913	100.0%

Product Revenue:

The Company recognized product revenue for the nine months ended September 30, 2014 and 2013, of $5,220,529 and $6,076,219, respectively. The distribution of product revenue between the Cash Method and the Accrual Method of revenue recognition is as follows:

	Nine Months Ended September 30,
Revenue recognition method	2014	% of product revenue	2013	% of product revenue
Cash method	$2,523,244	48.3%	$3,452,646	56.8%
Accrual method	2,697,285	51.7%	2,623,573	43.2%
Total product revenue	$5,220,529	100.0%	$6,076,219	100.0%

The decrease in total product revenue is attributed to a decrease in cash collections from the Company’s cash method customers. The decrease in cash collections from the Company’s cash method customers is attributed to a reduction in aggregate actual billings (product shipments) and, to a lesser extent, routine fluctuations in payer reimbursements which are expected to normalize on an annual basis. The reduction in product shipments to cash method customers is the result of an effort to eliminate unprofitable historical accounts that offered significant rapid pay discounts and uncertainty of payment. As reflected in the following table, during the nine months ended September 30, 2014 and 2013, the Company shipped product to its cash method customers with product billings of $2,399,066 and $5,724,530, respectively. The 58.1% decrease in product shipments to customers that, for purposes of revenue recognition, are accounted for as cash method customers is the primary cause of the overall decrease in product revenue.

	Nine Months Ended September 30,
Actual billings	2014	2013	$ Change	% Change
Cash method	$2,399,066	$5,724,530	$(3,325,464)	(58.1%)
Accrual method	2,697,285	2,623,573	73,712	2.8%
Total product billings	$5,096,351	$8,348,103	$(3,251,752)	(39.0%)

Service Revenue:

In addition to product revenue, which is recognized in the TMP segment, the Company also recognizes service revenue from billing and collection services in its CCPI segment. The Company recognized service revenue for the nine months ended September 30, 2014 and 2013, of $475,605 and $846,694, respectively. In each of the Physician Managed and Hybrid Models, CCPI provides billing and collection services. In consideration for its services, CCPI receives a service fee that is based upon a percentage of gross collections. Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid. Under the CMFG #1 Model (under which CCPI also provides billing and collection services) CCPI recognizes revenue on the date that the 20% advance payment is due from CMFG. The decrease in service revenue of $371,089 (from $846,694 for the nine months ended September 30, 2013 to $475,605 for the nine months ended September 30, 2014) is due to a combination of an overall decrease in aggregate collections and a decrease in the service fee percentage that CCPI receives on gross collections. Historically, the Company charged a service fee between 15% and 20% of gross collections. However, as the Company has concentrated on sales with a greater certainty of payment, the Company has reduced the service fee percentage.

Cost of Product Sold

The reported cost of product sold for the nine months ended September 30, 2014 decreased $468,131 to $375,832 from $843,963 for the nine months ended September 30, 2013. The cost of product sold as a percentage of reported product revenue decreased to 7.2% for the nine months ended September 30, 2014, compared to 13.9% for the nine months ended September 30, 2013. Since the Company recognizes the cost of product sold on all products shipped, regardless of whether the sale resulted from a Cash Method or an Accrual Method customer, the cost of product sold as a percent of product billings (shipments) is more relevant for comparison purposes.

The actual cost of product sold as a percent of product billings during the nine months ended September 30, 2014, was 7.4% compared with 10.1% in the nine months ended September 30, 2013. The decrease in product cost as a percent of product billings is attributed to an overall change in the composition of the Company’s customer base. As previously noted, the Company has concentrated on sales with a greater certainty of payment. Furthermore, the Company has also focused on eliminating historical accounts that offered significant rapid pay discounts. These changes have resulted in a reduction in actual billings and greater average per unit product revenue, thereby reducing our cost of product sold as a percent of product billings.

The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of product sold:

	Nine Months Ended September 30,
	2014	2013
Derived from consolidated statements of operations:
Reported product revenue	$5,220,529	$6,076,219
Cost of product sold	$375,832	$843,963

Cost of product sold as a % of reported revenue	7.2%	13.9%

Derived from actual billings (net of rapid pay discounts):
Cash method billings	$2,399,066	$5,724,530
Accrual method billings	2,697,285	2,623,573
Total actual billings	$5,096,351	$8,348,103
Cost of product sold	$375,832	$843,963

Cost of product sold as a % of actual billings	7.4%	10.1%

Cost of Services Sold

The cost of services sold for the nine months ended September 30, 2014, decreased $233,783 to $1,189,471 from $1,423,254 for the nine months ended September 30, 2013. Cost of services sold consists primarily of salaries and employee benefits. During the nine months ended September 30, 2014 and 2013, salaries and employee benefits were $946,220 and $1,152,452, respectively, a decrease of $206,232. The decrease in salaries and employee benefits was the result of a 20% reduction in personnel at the Company’s billing and collections subsidiary.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014, decreased $2,861,170 to $5,625,475 from $8,486,645 for the nine months ended September 30, 2013. Operating expenses as a percentage of total revenue decreased from 123% of revenue to 99% of revenue in part due to decreased cash collections and expenses. Operating expenses consist of research and development expense (which decreased $26,229), and selling, general and administrative expenses (which decreased $2,834,941). Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2014, decreased $26,229, to $143,488 from $169,717 for the nine months ended September 30, 2013. The level of expense typically varies from year to year depending on both the number of clinical trials that we have in progress and the level of activity occurring in the clinical trials. The level of activity during the nine months ended September 30, 2014 approximated the activity during the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, two clinical studies were being conducted. The first study is a 60 patient clinical study with the University of Cincinnati Physicians Company, LLC, an Ohio nonprofit company. This study was being conducted on the effects of Theramine in the prevention of migraine headaches. The total financial obligations of $283,000 related to this study were being expensed upon the occurrence of predetermined milestones. During the nine months ended September 30, 2014, the Company recorded $88,000 in expense related to this study. Since the inception of this study, the Company has recorded an aggregate of $157,000 in direct costs related to this study. In October 2014 the Company elected to terminate this study. The Company was responsible for providing product for use in the University of Cincinnati study. The Company provided Theramine at the inception of the study and therefore did not incur any product costs during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company expensed $31,450 for the cost of Theramine. The second study is a 128 patient clinical study with the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., in support of Womack Army Medical Center Fort Bragg NC. This study, which commenced during the quarter ended June 30, 2014, is being conducted on the effectiveness of Theramine for the treatment of acute or sub-acute lower back pain due to injury. The total financial obligations of $248,000 related to this study are being expensed upon the occurrence of predetermined milestones. The study is expected to be completed in approximately 18 months. The cost associated with this study resulted in an expense of $15,000 during the nine months ended September 30, 2014. The financial obligations attributed to these two clinical studies comprise the majority of the Company’s research and development expenses. The remaining items that comprise the balance of research and development expenses are individually immaterial.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $5,481,987 and $8,316,928 for the nine months ended September 30, 2014 and 2013, respectively. As reflected in the table below, the decrease in SG&A for the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013, was primarily the result of various fluctuations in the following expense categories: salaries and employee benefits, professional fees, insurance and general and administrative expenses.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change

Salaries and employee benefits	$3,307,768	$5,132,217	$(1,824,449)	(35.5%)
Professional fees	1,052,828	1,340,194	(287,366)	(21.4%)
Rent	186,719	181,489	5,230	2.9%
Insurance	202,941	365,323	(162,382)	(44.4%)
Depreciation & amortization	156,501	252,807	(96,306)	(38.1%)
General and administrative	575,230	1,044,898	(469,668)	(44.9%)
Total selling, general and administrative expenses	$5,481,987	$8,316,928	$(2,834,941)	(34.1%)

The $1,824,449 decrease in salaries and employee benefits is partially attributed to a reduction in stock based compensation expense of $653,398, severance agreements of $377,000, and temporary labor of $265,877. These three expense categories represent an aggregate reduction in salaries and employee benefits of $1,296,275. The remaining decrease of $528,174 ($1,824,449 - $1,296,275) is attributed to an overall reduction in employees. The Company has made a concerted effort to reduce costs and as a result of this effort the number of employees in the TMP segment has decreased from 40 employees at September 30, 2013 to 27 employees at September 30, 2014, a 32% reduction.

During the nine months ended September 30, 2014 and 2013, the Company recorded $37,353 and $690,751, respectively, related to the grants of stock options and restricted stock awards to our employees and non-employee directors. The decrease in stock based compensation is primarily due to the timing of when stock options are granted combined with the time period in which the stock options become vested. During the nine months ended September 30, 2013, the Company granted options to purchase 1,048,300 shares of the Company’s common stock, the majority of which were vested immediately. Conversely, no options were granted during the nine months ended September 30, 2014 and only a relatively limited number vested. Excluding the decrease of $653,398 ($690,751 - $37,353) from stock based compensation, salaries and employee benefits decreased by $1,171,051.

The Company entered into severance agreements with two former employees during the three months ended September 30, 2013. As a result of these severance agreements, the Company recognized $377,000 in compensation expense, all of which was expensed as incurred.

During the nine months ended September 30, 2013, the Company incurred $265,877 in expense related to temporary labor. The Company has generally discontinued the use of temporary labor and during the nine months ended September 30, 2014, did not incur any expense related to temporary labor.

The second largest component of our SG&A is professional fees which, compared to the nine months ended September 30, 2013, decreased by $287,366. During the nine months ended September 30, 2014, the Company experienced a decrease in professional fees as a result of multiple factors.

●	First, in prior years the Company had outsourced many services that are now performed internally. During the nine months ended September 30, 2013, the Company incurred $192,116 in expenses related to information technology consulting services. The Company has generally discontinued the use of temporary labor and during the nine months ended September 30, 2014, only incurred $10,190 in information technology consulting fees.

●	Second, during January 2013, the Company engaged a consultant for assistance in attaining Medicaid approval of four of the Company’s products: Theramine®, Sentra AM®, Sentra PM® and AppTrim®. The Company effectively terminated this consulting engagement at March 31, 2014. During the nine months ended September 30, 2013, the Company recognized $90,000 in fees related to this consulting contract as opposed to $30,000 in fees during the nine months ended September 30, 2014.

●	Third, during the nine months ended September 30, 2013, the Company filed a Form S-1 registration statement, which was declared effective on April 19, 2013, and was actively litigating several employment related lawsuits and a lawsuit with a former vendor. The cost associated with the Company’s Form S-1 accounted for a decrease in legal fees of $100,000 and the litigation related fees represented a decrease of $128,119 in legal fees over the nine months ended September 30, 2013. In aggregate, these three factors resulted in a decrease in professional fees of $470,045, which was partially offset by an increase in financial advisory and investor relations services of $260,107.

●	During the nine months ended September 30, 2014, primarily as a result of five different consulting agreements for financial advisory and investor relations services, the Company incurred $483,636 in fees for financial advisory and investor relations services, of which $278,736 was stock-based compensation from the issuance of warrants and common stock. During the nine months ended September 30, 2013, the Company incurred $223,529 for similar consulting services that were paid in cash.

The remaining variance in professional fees is due to various types of professional fees, none of which are significant individually.

Insurance expense decreased by $162,382 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease is primarily related to a decrease in premiums associated with the Company’s Directors and Officers insurance policy. During January 2014 the Company changed its insurance company and modified the coverage amounts of its Directors and Officers insurance policy. As a result of these changes the annual premium decreased by approximately $140,000.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years. During the nine months ended September 30, 2014, as reflected in the Company’s condensed consolidated statements of cash flows, depreciation and amortization remained relatively unchanged. The decrease in depreciation and amortization that is included in SG&A of $96,306 is primarily attributed to the allocation of depreciation and amortization expense between cost of sales and operating expenses and, to a lesser extent, attributed to the timing of when assets were placed in service.

General and administrative expense experienced a decrease of $469,668 during the nine months ended September 30, 2014 over the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company has continued its practice to either postpone or eliminate discretionary expenses. Travel and office related expenses, components of the Company’s general and administrative expenses, represented some of the largest individual decreases. The remaining decreases in general and administrative expenses are a combination of several types of expenses, none of which are significant individually.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s warrant derivative liability. During the nine months September 30, 2014, the Company reported other expense of $851,052 compared with an expense of $337,055 during the nine months ended September 30, 2013.

Interest expense increased by $330,985, resulting in interest expense of $811,760 in the nine months ended September 30, 2014, as compared to an expense of $480,775 in the nine months ended September 30, 2013. The increase was primarily due to the $3.2 million loan with Cambridge Medical Funding Group (the “Cambridge Note”) that was completed on October 1, 2013. During the nine months ended September 30, 2014, the Company incurred interest expense from the Cambridge Note of $304,031 and recorded non-cash interest expense of $308,507 based on the estimated fair value of the warrants issued in connection with the Cambridge Note. During the nine months ended September 30, 2013, the Company incurred interest expense from the Cambridge Note of $20,313 and recorded non-cash interest expense of $154,253. The $437,972 increase in interest expense attributed to the Cambridge Note was partially offset by a reduction in interest expense on notes payable to related parties of $70,944.

Changes in the fair value of the Company’s warrant derivative liability resulted in expense of $39,292 in the nine months ended September 30, 2014, compared with income of $143,720 in the nine months ended September 30, 2013. At September 30, 2014 and 2013, 95,000 warrants with anti-dilution ratcheting provisions were outstanding. The expense in the nine months ended September 30, 2014, represents an increase in the warrant derivative liability. Conversely, during the nine months ended September 30, 2013, income was recognized due to a decrease in the warrant derivative liability in connection with the remaining 95,000 warrants.

Current and Deferred Income Taxes

In June 2013 the Company made a decision to fully reserve its net deferred tax assets. As a result of this decision, we recorded income tax expense in the nine months ended September 30, 2013 of $5,666,902 and did not record an income tax benefit during the nine months ended September 30, 2014. Further, as a result of the findings from the IRS and FTB audits for the tax years 2010 through 2012, we recorded income tax expense of $65,828 during the nine months ended September 30, 2014.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $8,158,914.

Net Loss

Net loss for the nine months ended September 30, 2014, was $2,411,524 compared to a net loss of $9,834,906 for the nine months ended September 30, 2013. The decreased net loss was a result of a combination of decreased revenues and expenses and the absence of a significant income tax expense as described above.

FINANCIAL CONDITION

Our negative working capital of $10,376,024 as of September 30, 2014 increased $1,744,919 from our December 31, 2013 negative working capital of $8,631,105. Our operating losses during the nine months ended September 30, 2014 were funded primarily by proceeds from the sale of our common stock of $240,000 and from our beginning cash balance at December 31, 2013, of $491,806.

Unrecognized Accounts Receivable

As of September 30, 2014, we have approximately $7.5 million in unrecognized accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our Cash Method customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized accounts receivable, including cost of products sold, have already been expensed in our financial statements. In addition, for federal and state income tax purposes the Company has recognized these unrecognized accounts receivable as revenues. Therefore, the Company will not incur current tax liabilities for these unrecognized accounts receivable when they are collected.

For the three months ended September 30, 2014, the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables; specifically, the underlying outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices. The analysis takes into account the value of claims outstanding, the age of these claims, and historical claims settlement and payment patterns. At September 30, 2014, the Company determined that collections on its unrecognized accounts receivable would approximate $7.8 million. The analysis also took into account the impact of the agreement with Raven, particularly the agreement dated June 28, 2013, as amended, regarding future collections. In exchange for loans of $3.2 million the Company assigned its interest in certain pre-2013 workers compensation claims to Raven and agreed to share approximately 50% of future collections proceeds from settlement of such claims. At September 30, 2014, cumulative payments made to CMFG and Raven pursuant to CMFG #2 were $1,843,538. The Company allocated these payments as debt repayment of $1,425,007 and interest expense of $418,531. Thus, at September 30, 2014, the remaining principal amount due to CMFG was $1,774,993. The Company expects CMFG will receive aggregate future payments of approximately $3.1 million. As a result of this updated and expanded analysis, of the total amount of $7.5 million in unrecognized accounts receivable, the Company expects to retain approximately $4.4 million, net of estimated amounts of future proceeds belonging to Raven pursuant to CMFG #2.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans. As noted above, we entered into an agreement with Raven that provided for loans of $3.2 million. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon either obtaining future equity financings or achieving profitable operations in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful in obtaining equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Net cash provided by operating activities for the nine months ended September 30, 2014, was $542,607 as opposed to net cash used in operating activities of $170,198 during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company generated net cash from operating activities by increasing its accrued liabilities. Cash used in investing activities for the nine months ended September 30, 2014 and 2013, was nil and $136,525, respectively. During the nine months ended September 30, 2013, we incurred internal software development costs for our PDRx claims management and collection system of $109,248 and purchased property and equipment of $27,277. Historically, capital expenditures have been financed by cash from operating activities, equity transactions and related party loans.

Net proceeds from the sale of common stock of $240,000 combined with our positive cash flows provided by operating activities partially offset the negative cash flows from debt repayment activities. Ultimately, we experienced a decrease in cash of $451,288 in the nine months ended September 30, 2014. A decrease in cash collections on claims filed by CCPI on behalf of customers utilizing the Physician Managed Model and Hybrid Model negatively impacted cash flows in the nine months ended September 30, 2014. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business, such as workers compensation, to markets with shorter collection cycles, such as private insurance and Medicare.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s June 28, 2013, agreement with Raven, as amended, is an off-balance sheet arrangement that could have a material current effect, or that is reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. Under this agreement, certain workers’ compensation claims have been assigned to Raven in exchange for loans to the Company. In addition to repaying these loans the Company would share future collections with Raven, and thereby reduce the availability of future income to fund the operations of the Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014, and has determined that our disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s three and nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between July 15, 2014 and August 1, 2014, the Company issued 500,000 warrants to purchase shares of common stock at an average of $0.208 per share as payment on several service contracts. The Company will record stock-based compensation expense in the amount of $376,411 based on the estimated fair value of the warrants. The stock-based compensation expense shall be recognized over the term of the service contracts. These securities will be issued pursuant to Section 4(a)(2) of the Securities Act. These warrants were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

On July 24, 2014, the Company issued 162,907 warrants to purchase shares of common stock at $0.798 per share pursuant to a $130,000 loan with William E. Shell, M.D., the Company’s Chief Executive Officer, Chief Scientific Officer, greater than 10% shareholder and a director. The Company recorded debt discount in the amount of $44,867 based on the estimated fair value of the warrants. The debt discount was amortized as non-cash interest expense on the date of issuance using the effective interest method. These securities will be issued pursuant to Section 4(a)(2) of the Securities Act. These warrants were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

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

TARGETED MEDICAL PHARMA, INC.

Date: November 14, 2014	By:	/s/ William E. Shell, MD
William E. Shell, MD
Chief Executive Officer

Date: November 14, 2014	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer

