Form 10-K
period 2014-12-31
Targeted Medical Pharma, Inc.
filed 2015-04-15
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-53071

TARGETED MEDICAL PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5863618
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2980 Beverly Glen Circle, Los Angeles, California	90077
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2014 was $10,205,521.

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 13, 2015
Common stock, $0.001 par value	26,768,756

TARGETED MEDICAL PHARMA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

Targeted Medical Pharma, Inc. (the “Company” or “TMP”), also doing business as Physician Therapeutics (“PTL”), is a specialty pharmaceutical company that develops and commercializes amino acid based medications. We began our operations as Targeted Medical Foods, a California general partnership, which was converted into a California limited liability company in 2002, to develop medical food products. In 2006, Targeted Medical Foods reorganized as a Delaware corporation and changed its name to Targeted Medical Pharma, Inc. In 2007, we formed Complete Claims Processing Inc., a California corporation and our wholly-owned subsidiary (“CCPI”), as a specialty billing and collection services company to provide billing and collection services relating to our products dispensed by physician clients and to physician clients of some of our distributors.

We currently develop and distribute a line of patented amino acid based medical food products, dietary supplements and generic drugs to physicians, pharmacies, and patients throughout the United States and abroad. Our proprietary patented technology uses a five component system to allow uptake and use of important neurotransmitter precursors to produce the neurotransmitters that control autonomic nervous system function such as sleep and pain perception. The neurotransmitters addressed by our patents include nitric oxide, acetylcholine, serotonin, norepinephrine, epinephrine, dopamine and histamine. The technology addresses neuron specificity and elimination of attenuation, or tolerance that is characterized by the need for increased dosage. The combination of the neurotransmitters and their precise proportions allows for a wide range of products. There are seven issued patents and nine pending applications that cover aspects of the inventions.

We presently ship product to 17 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Maryland, Mississippi, Missouri, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Texas and Washington, although the vast majority (approximately 84%) of our sales of products are in the state of California.

We believe that medical foods will continue to grow in importance over the coming years. There is an increasing prevalence of chronic diseases that are candidates for treatment with amino acid based medical foods, such as sleep disorders, posttraumatic stress disorders, cognitive dysfunction, autism spectrum disorders and pulmonary disorders. Additionally, the aging population will see an increased incidence of intolerance to traditional drugs related to changes in metabolic function that lead to increased and more dangerous drug side effects. Congress, the Food and Drug Administration (“FDA”), the Center for Medicare & Medicaid Services and private insurance companies are focusing increased efforts on pharmacovigilance (the branch of the pharmaceutical industry which assesses and monitors the safety of drugs either in the development pipeline or which have already been approved for marketing) to measure and reduce these adverse health consequences. We believe that there is an increasing level of acceptance of medical foods as a primary therapy by patients and healthcare providers to treat pain syndromes, sleep and cognitive disorders, obesity, hypertension, and viral infection. In clinical practice, medical foods are being prescribed as both a standalone therapy and as an adjunct therapy to low doses of commonly prescribed drugs.

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

These regulatory changes have reduced the costs and time associated with bringing medical foods to market, as beforehand medical foods were categorized as drugs until 1972 and then as “foods for special dietary purposes” until 1988. The field of candidates for development into medical foods is always expanding due to continuing advances in the understanding of the science of nutrition and disease, coupled with advances in food technology increasing the number of products that can be formulated and commercialized.

We distribute our products through an internal sales staff and a network of independent distributors to physicians and pharmacies throughout the United States. With recent reductions in physician reimbursements for medical services by Medicare, workers compensation and private insurance companies, many physicians are actively seeking additional sources of practice revenues. We act on behalf of the dispensing physician to secure contracts with third party payers and, through our proprietary patented software, can bill for dispensed drugs and medical food products. The average wholesale price (“AWP”) for medical food is set by us under the terms of our federal re-labeler license. The AWP price is the price billed to the physician and the insurance company. Certain applicable timely payment discounts and distributor discounts can reduce the net payable to us on behalf of the physician or distributor.

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

We have developed and market ten core medical foods. In the past we had also marketed 35 convenience-packed therapeutic systems consisting of a medical food and a generic pharmaceutical, which physicians could prescribe and dispense together.

A convenience-packed product was a box containing a 30-day supply of a generic pharmaceutical and a 30-day supply of a medical food product. The box was appropriately labeled and contained separate plain-English inserts providing patient information about the generic pharmaceutical and the medical food. In December 2014, we discontinued sales of our convenience-packed therapeutic systems, which represented less than 10% of our total sales, in order to focus on marketing our higher margin core medical foods products.

The market for the sale of prepackaged medications to physicians for on-site point-of-care dispensing includes medications distributed for orthopedics, rheumatology, pain management, internal medicine and occupational medicine. On-site dispensing offers healthcare providers the opportunity to improve financial performance by adding an incremental source of revenue and reducing expenses related to prescription transmission, communications with pharmacists and billing and processing. From a patient’s perspective, the dispensing of medications at the point-of-care provides an increased level of convenience, privacy and treatment compliance. Patients who do not wish to receive medicines dispensed at the point-of-care are able to access our medical food products through selected independent pharmacies or from online fulfillment through our website, store.medicalfoods.com.

We support our physician clients with a proprietary pharmacy claims processing service specifically designed for billing and collecting insurance reimbursement from private insurance and workers compensation for our medical food products and generic drugs. CCPI provides this service to physician offices for the specific purpose of optimizing insurance reimbursement for dispensed products.

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

This system also allows information to be delivered directly to us for purposes of future sales and educational content. Each physician’s use of controlled substances is documented and reported to the Drug Enforcement Administration as required by law. This system is covered by a patent application that we expect to mature into an issued patent in the near future. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. With respect to our billing system, on February 5, 2013, the USPTO issued us US Pat. No. 8,370,172. Additionally, US Pat. Application. No. 12/966,720 having a filing date of December 13, 2010 is pending and the Company is awaiting communication from USPTO, which is expected within the next three to six months. The functional utility of this computer related system is currently protected by US Pat. No. 8,370,172, US Pat. Application No. 12/966,720, and US Pat. Application No. 13/759,007 filed February 4, 2013.

Additional patent applications for medical food products are in the process of being written and filed. Specifically, the Company has filed for three patent applications at the USPTO covering technology for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Specifically, these three patent applications cover compositions and methods for augmenting and sustaining amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Further, these three patent applications include additional disclosure covering other embodiments for stimulating in vivo differentiation of stem and progenitor cells to produce additional tissue and cell types. We are awaiting receipt of the examination results of these three patent applications from the USPTO, which we expect to receive with respect to each of the three applications on or before June 15, 2015.

Our Business Strategy

Our objective is to become a leading provider of solutions based on our patented therapeutic systems for improved patient outcomes and point-of-care tools designed to automate the physician’s work flow.

Our strategy to achieve this objective includes the following:

●	Accelerating sales through expansion of marketing efforts, conversion of traditional dispensing-only physician clients to the PDRx system and development of strategic alliances with physician practice management system vendors and managed care organizations.

●	Increasing customer utilization to enhance the patient care and practice revenue for physicians through a combination of quality customer service, physician and ancillary staff education and development of specific disease management solutions.

Distinguishing Characteristics of Our Products and Services

●	Proprietary medical food

We sell ten core medical food products using patented technology that uses amino acids to produce and modulate neurotransmitters in specific diseases.

●	Development of practice-specific formularies

Each medical practice is involved in the management of patients with specific diseases. A formulary of medical food products and pharmaceutical therapies is developed for specific individual medical practices.

●	Generic pharmaceuticals

We manage the ordering, delivery, dispensing and tracking of branded and generic pharmaceuticals in each physician client’s practice.

●	PDRx medication management solutions

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

We maintain a Client Education and Support department to inform physician clients on the appropriate use of our medical food products and to teach ancillary staff the correct procedures for storing pharmaceutical products at the point-of-care site.

●	Controlled substance reporting in California

In California all physicians who dispense Schedule III and Schedule IV controlled substances must provide the dispensing information to the Department of Justice on a weekly basis through the Controlled Substance Utilization Review and Evaluation System (“CURES”). We track this dispensing history in our PDRx software and file the CURES report on behalf of the physician client.

Business Organization

We have two principal business operations: (i) the distribution of proprietary medical foods and (ii) billing and collection services relating to our products which is operated through our wholly-owned subsidiary, CCPI. Our principal business operations are organized as follows:

Physician Therapeutics (PTL)

We distribute our proprietary medical foods and generic pharmaceuticals as PTL. In the past year physicians in the following 17 states have dispensed our products: Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Maryland, Mississippi, Missouri, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Texas and Washington, although the vast majority (approximately 84%) of our sales of products are in the state of California. In addition, patients in several other states have received our products through our Web Sites.

Complete Claims Processing, Inc. (CCPI)

CCPI is our wholly-owned subsidiary. CCPI provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance and workers compensation claims. CCPI bills for medical foods and generic pharmaceuticals that PTL sells. Neither PTL nor CCPI produces generic pharmaceuticals. CCPI bills for all products that have recognized and appropriately registered NDC numbers.

Background of Physician Dispensing of Pharmaceuticals

Physician dispensing may be a critical tool to increase medication adherence. An April 2014 study in the Annals of Internal Medicine noted that nearly one-third of patients fail to fill first time prescriptions. The prescriptions most frequently abandoned were those treating chronic conditions and expensive drugs, such as medication for headache, heart disease and depression.

Cost is a driving reason for not filling a prescription. Results of the April 2014 study show that 45% of people under age 65 and without insurance coverage for prescriptions had not filled a prescription in the last year due to cost. Additionally, 84% of working age people without insurance coverage for prescriptions said they had taken some action, such as spending less on groceries or not paying bills, in order to pay for medications.

Poor adherence is also an issue as noted in the Mayo Clinic Proceedings April 2011, which found that approximately 50% of patients with chronic illness do not take medication as prescribed. Further, the Mayo Clinic Proceedings found that poor adherence to medications leads to increased morbidity and death and is estimated to incur costs of approximately $100 billion per year.

We believe that the ease of physician dispensing and improved communication between patient and physician may increase the incidence of the prescription being filled. Physician dispensing envisages a dual role for the physician - prescribing medication and dispensing medicines to patients at the point-of-care. The conventional role of the physician is the prescription of medicine that is subsequently dispensed at a pharmacy. The percentage of physicians dispensing drugs has risen to an estimated 7% - 10% according to a 2012 report of the American Association of State Compensation Insurance Funds. This number is expected to increase as doctors seek improved patient compliance, convenience and safety. The benefits of point-of-care dispensing to physicians and patients are set forth below.

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

Recent research has shown that a number of diseases are associated with metabolic imbalances and that patients in treatment have specific nutritional requirements. Some examples are pain syndromes, insomnia, cognitive disorders, IBS, and heart disease. Many older Americans have or will develop chronic diseases that are amenable to the dietary management benefits of medical foods. Medical foods help address these diseases and conditions in a drug-free way with food-based ingredients, yet are a medical product taken under supervision by a physician. The term “medical foods” does not pertain to all foods fed to sick patients. Medical foods are foods that are specially formulated and processed (as opposed to a naturally occurring foodstuff used in a natural state) for patients who are seriously ill or who requires the product as a major treatment modality according to FDA regulations.

Medical foods consist of food-based ingredients that are part of the normal human diet and are Generally Recognized As Safe (“GRAS”) under FDA standards. Medical foods must make disease claims for which there is scientific evidence for the nutrient deficiencies that cannot be corrected by normal diet. Medical foods are intended for a vulnerable population suffering from a particular chronic disease and so have special, extra-rigorous guarantees of safety. All ingredients must be GRAS and used in the concentrations normally found in the human diet. Medical foods are taken under the supervision of a physician who monitors and adjusts the food ‘dosage.’ In addition, under FDA guidelines and congressionally approved laws medical foods do not require FDA preapproval but undergo continuous FDA monitoring and approval of label claims. Even though pre-market FDA approval is not required for a medical food, the official requirements and responsibilities for the manufacturer, in terms of safety, are greater than for dietary supplements, including solid scientific support for the formula as a whole. For these reasons, medical foods have greater guarantees of efficacy. In contradistinction, dietary supplements, such as vitamins, minerals and botanicals, do not require FDA preapproval, cannot make disease claims, are intended for normal people without disease and cannot claim that they prevent, mitigate or treat a given disease. Dietary supplements do not require physician supervision and can be administered to a person that can self administer the supplement without supervision. See discussion under “Products and Services” below.

Competition

According to a 2014 study conducted by Biostrategies Group, the estimated size of the U.S. medical foods market is $2.1 billion with 10% annual growth. Competition in the clinical nutrition market is dominated by a handful of companies, ranging from global nutritional manufacturers to leading pharmaceutical companies. In the US a number of small companies have emerged to address specific areas of disease with prescription medical foods. These companies include Nestle Nutrition, PamLab LLC, Primus Pharmaceuticals Inc., Neptune Technologies & Bioresources Inc., Abbot Nutrition, and Accera Inc. The majority of competitive participation is in developed regions such as the United States, Western Europe, and Japan. However, many companies are expanding into less developed regions, intensifying competition in less tapped markets. China, for example, is among the expanding competitive regions as companies continue to break into the growing demand for clinical nutrition in new world markets. Companies highlighted in the study published in Clinical Nutrition Products: World Markets, 3rd Edition, include:

●	Abbott Laboratories

●	Baxter International

●	B. Braun

●	Danone

●	Fresenius Kabi

●	Mead Johnson

●	Nestle

●	PBM Products

●	Wyeth

We provide services in a segment of the healthcare industry that is highly fragmented and extremely competitive. Our actual and potential competitors in the United States and abroad may include major specialty pharmaceutical, biotechnology, packaged food and medical food companies such as Nestle Nutrition, PamLab LLC, Primus Pharmaceuticals Inc., Neptune Technologies & Bioresources Inc., Abbot Nutrition and Accera Inc. Many of our potential competitors have considerably greater financial, technical, marketing, research and other resources than we do, which may allow these competitors to discover important information and technology before we do. It is anticipated that competition will continue to increase due to such factors as increased consumer and provider awareness along with expanded insurance coverage for these types of products. Our competitors may succeed in developing products that circumvent our technologies despite patent protection. Also, our competitors may succeed in developing technologies or products that are more effective than those that will be developed by us or that would render our technology or product candidates less competitive or obsolete.

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

Additionally, several development-stage companies are currently making or developing product candidates that compete with or will compete with our current or potential products. Competitors may succeed in developing medical foods, obtaining approval from the FDA, or marketing technologies or products that are more effective or commercially attractive than our current or potential products or that render our technologies and current or potential products obsolete. Competitors may also develop proprietary positions that may prevent us from commercializing product candidates.

We believe that there are no competitors in medication management that offer a comprehensive solution with ease of use, accessibility, information content and financial opportunity for physicians comparable to ours, especially the availability of patented medical food products. In the emerging market for medical food products we have gained a competitive position due to our leadership in technology and innovation as recognized by Frost and Sullivan in 2014, our commitment to conducting and publishing well designed, evidence based, peer reviewed scientific studies, and our adherence to the letter of the statute that requires ongoing physician supervision. By promoting the safety and efficacy of each product to physicians, pharmacies and patients we have been able to establish a positive reputation in the medical and patient communities. Our patented products and clinical trials have validated the clinical utility of our medical foods as standalone products as well as an adjunct to pharmaceuticals in certain specified disease states.

The medical foods sector is a small part of the greater market for clinical nutrition products worldwide. Because we have a record of good manufacturing practices, favorable clinical results and adherence to the legal requirements for medical food marketing we have set ourselves apart from our competitors. We have conducted a series of independent controlled clinical trials to validate the efficacy of our products. The results of five of these trials have been published in peer reviewed medical journals.

Reimbursement for Medical Food Prescriptions

Domestic reimbursement groups in the United States include cash customers, private insurance, Medicare Advantage, Medicaid, PPO insurance, selected HMO insurance and Workers’ Compensation insurance. We have obtained the billing codes and Average Wholesale Prices (“AWP”) for our medical food products, which enable our products to be submitted for insurance reimbursement. The AWP pricing and billing codes have been accepted by the major drug databases, including First DataBank, Medispan, Red Book and Gold Standard.

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

Workers’ Compensation

The workers’ compensation market operates differently than the commercial insurance markets. Injured workers are covered, in general, by state-administered workers’ compensation policies. The workers may select their own physician. Initial claims for reimbursement of professional and prescription expenses can be paid within 45 days but many claims are subject to a long collection cycle that may last in excess of five years. CCPI maintains an active claims submission and collection department.

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

Highlights of Growth Strategy

We believe that we can grow our business using the following strategies:

●	Expand workers compensation marketplace first in California and then nationally.

●	Penetrate the large private insurance market nationally focusing on markets with substantial PPO and private markets.

●	Penetrate the Medicaid marketplace.

●	Leverage proprietary technology to create, distribute, market, and provide insurance reimbursement for prescription products that encompass medical food and generic drugs.

Our products are routinely reimbursed by third party payers such as private insurance and workers compensation. Products are distributed primarily through dispensing physicians and selected pharmacies. In the physician dispensing environment revenues are redirected from reimbursement to pharmacies to the physician who is acting as both the prescriber and the dispenser of medical therapies.

●	Expand internal sales distributions and expand the Physician Office Distribution (“POD”) while adding mail-order pharmacies for physicians who do not wish to dispense.

The POD channel sells directly to physicians, who profit by prescribing and dispensing medical foods products and generic pharmaceuticals. Current pricing pressure on healthcare insurance reimbursements has made physicians extremely receptive to carrying our products, which, in addition to their therapeutic value and scientifically-validated efficacy, provide much desired additional income for the physician. We believe a large number of physicians do not want to directly dispense to patients but are receptive to prescribing side effect free medications through both mail-order pharmacies and conventional pharmacy distribution systems.

●	Military (Veterans, active military and their family).

The current treatment options for patients with post-traumatic stress syndrome (“PTSD”) are limited, associated with a variety of harmful side effects, and do not address the unique nutritional needs of the disease. In 2014, the results of a clinical trial studying the amino acid based medical foods, Sentra AM and Sentra PM in Veterans suffering from symptoms associated with PTSD were published in the Journal of Central Nervous System Disease. In this 30 day open label pilot study patients taking the medical foods Sentra AM and Sentra PM for 30 days showed a significant reduction in PTSD symptoms such as fatigue, cognitive dysfunction, sleep disturbances, anxiety, and panic attacks as measured by the standardized questionnaires, and an average 57 percent increase in mental health scores. Clinically relevant improvements in sleep quality and a reduction in daytime drowsiness were also observed in this study.

We believe that this study illustrates the importance of managing the increased amino acid requirements of a disease and suggests that addressing specific amino acid deficiencies in patients with PTSD can restore balance to the autonomic nervous system and potentially alleviate many symptoms associated with the disease.

In addition, the Company has initiated studies with the Defense Veterans Cooperative on Integrated Pain Management (“DVCIPM”) for use of the products within the active duty military. These protocols involve acute and chronic back pain. Narcotic use within the military is increasing because of these back pain syndromes and a side effect free back pain product would have substantial use within the military community. The protocols, which are more fully described below under “Clinical Trials,” are expected to begin in the second half of 2014 and will be performed at Fort Bragg. The Company’s products have been approved for purchase by the Federal Supply Schedule through 2017.

●	Expand our reach into the PPO insurance, national workers’ compensation and cash markets.

The Company has been heavily focused on improving patient care in the California worker’s compensation system, providing medication tools to physicians to help them shift away from the overprescribing of narcotic analgesics, hypnotic sleep aids, and nonsteroidal anti-inflammatory drug (“NSAID”) pain medications. Payment protocols under the California workers compensation system are slow and can take up to five years or longer for reimbursement. Expanding into workers compensation markets nationally through a network of distributors who pay for the product in a 45-90 day window could generate additional revenue for the company and help reduce medication side effects in this highly vulnerable patient population.

The private insurance market is driven by select regions throughout the country with large employers who typically offer employees and their families comprehensive pharmacy and medical plan coverage. Generally private payers reimburses in 20 to 60 days from the date that the bill is submitted. Increasing the prescriber base in select markets such as Seattle, Atlanta, parts of Florida and Los Angeles could improve cash flow considerably. The market for patients with private insurance is dramatically larger than the workers compensation market alone.

There is a significant proportion of healthcare providers in the U.S. who sell products directly to patients from their office through what is called a cash and carry program. Recently, we have developed a cash based program which provides healthcare professionals the opportunity to purchase products directly from us at a discounted rate and re-sell it to their patients either from the office or through a drop ship program. Expanding this program through digital marketing initiatives and paid advertising may contribute to the overall revenue stream and improve cash flow as payments are processed at the point of sale. In addition, this program is available to healthcare providers who do not wish to sell products to patients through our E-prescribe platform. In this model, a provider submits an electronic order for a patient and our on-site staff works with the patient directly to fill the order and capture payment.

●	Clinical Trials.

TMP has entered into an agreement to conduct a double blind randomized placebo controlled trial with the Defense Veterans Cooperative on Integrated Pain Management (“DVCIPM”) to look at the use of Theramine in soldiers with acute and chronic back pain. Narcotic usage leads to addiction and inability to remain on active duty related to side effects. The study has been approved by the Institutional Review Board (“IRB”) and is awaiting Investigational New Drug (“IND”) approval from the FDA to initiate the study. The study hopes to demonstrate that Theramine is a viable alternative for these patients and can reduce narcotic use in soldiers and veterans.

An investigator initiated double blind placebo controlled trial is being performed by Philip Fleshner, MD, FACS, endowed chair of Colorectal Surgery at Cedars Sinai Medical Center and Associate Professor of Surgery at UCLA School of Medicine, looking at Theramine as a pain treatment following hemorrhoid surgery. Narcotic analgesics are the standard of care in treatment of postoperative pain following hemorrhoid surgery, but can cause significant constipation which is especially problematic following hemorrhoid surgery in addition to the addictive potential. The hope is that Theramine will decrease the use of narcotic analgesics in the population and improve post operative care in these patients.

In December 2014, the University of Cincinnati completed a double blind, placebo controlled investigator initiated study on the use of Theramine in the treatment of chronic migraine headaches. Treatment options in this patient population are limited and Theramine may become a viable alternative in this population.

The Company has completed an open label study of an amino acid based medical food to treat the nutritional deficiencies in patients with autism spectrum disorder (“ASD”). The results of the trial have been submitted for publication in a peer reviewed medical journal. A multicenter, double blind placebo controlled trial looking at this product in children with ASD has been written and is anticipated to begin later this year. In addition, a further multicenter open label observational study is anticipated to begin during the third quarter of 2015.

●	Enforcement of the Company’s patent on billing systems.

In February 2013, the Company was issued patent number 8,370,172 that covers the use of a physician’s National Provider Identifier (“NPI”) in conjunction with a unique physician’s identification number that allows billing by computer systems using these unique identification numbers. The Company is developing a plan for enforcement of this issued patent and is in the process of interviewing potential patent attorneys. However, finalization of the plan for enforcement will be delayed until the Company makes a final determination on legal representation, which may not occur until late 2015. The patent may cover a large percentage of the 4 billion prescriptions dispensed in the United States each year. The Company’s strategy will initially focus on physicians that directly dispense products to patients and those physicians’ billing companies. Following this initial strategy, the Company may expand its enforcement to the other point-of-care physicians and billing systems. The Company is exploring direct infringers who may have been knowingly violating the patent application during the post-publication timeframe. The size and scope of this business is currently under exploration. The patent covers dispensing of medical foods, convenience kits and pharmaceuticals as prescribed by point of care physicians.

●	Stem cell related products.

The Company has developed a nutrient-based system for stimulation of progenitor stem cell systems and filed patent applications for the general system and individual products. The initial product prototypes include stimulation of red blood cell progenitor cells, neuron progenitor cells, insulin producing progenitor cells and testosterone producing progenitor cells. The nutrient-based systems will be marketed as medical foods. The first initial prototype has been test marketed as a peripheral neuron stimulating system for use in diabetic neuropathy. Initial clinical trials were completed in the second half of 2013. Two clinical trials have been performed in normal subjects for oral stimulation of red blood cells and progenitor red blood cells as measured by reticulocyte formation. These products address large markets which are difficult to quantify at this time. The nutrient-based stimulation of stem cells does not require harvesting transformation and reinjection of transformed stem cells. The nutrient-based stimulation and transformation of stem cells contains an inhibitory off switch. It is anticipated that the red blood cell stimulating system will be available for marketing sometime in 2016.

Products and Services

Medical Foods

Medical foods are a distinct product category different from both drugs and from dietary supplements, which are regulated by the FDA. The medical food category, defined by the Orphan Drug Act of 1988 and the Food Labeling Act of 1993 and FDA guidelines, includes such criteria as: specially formulated, administered orally, with on-going physician supervision, and intended for patients with a disease or abnormal condition characterized by a distinctive nutritional requirement or metabolic imbalance. The precise statutory definition is as follows: “The term medical food means a food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.”

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

We have developed proprietary medical food formulations based on our patented Targeted Cellular Technology. The unifying foundation of our products is a focus on managing diseases and disorders caused in whole or in part by changes in nutritional requirements related to specific diseases that result in functional neurotransmitter depletion. These core medical food products are related to the production of the chemical messengers that are known as neurotransmitters. Neurotransmitters are intimately involved in the disease process and can be modulated through medically supervised nutritional management. Many pharmaceutical agents also operate through a neurotransmitter mechanism. Pharmaceutical agents act by blocking or manipulating neurotransmitter pathways, such as selective serotonin re-uptake inhibitors (“SSRIs”). Many diseases create accelerated utilization of certain nutrients that are not able to be replaced by the normal diet alone. Functional depletion of neurotransmitters is also associated with injury, prescription drug use, stress, and chemical exposure. Our medical foods are effective for the dietary management of such conditions by supplying the specific and distinctive nutrients that the patient needs. The core products that are actively promoted by the Company include medical foods for the nutrient management of pain syndromes, the nutrient management of sleep disorders, the nutrient management of cognitive disorders and the nutrient management of symptoms related to forms of arthritis.

Medical foods do not require approval from the FDA before marketing, thereby significantly reducing the entry cost compared to pharmaceuticals using neurotransmitter mechanisms. We market our medical foods as physician supervised products, requiring continuous physician supervision.

The manufacture of our medical foods is outsourced in its entirety to one manufacturer. We currently market ten core medical food products listed below, each of which have a shelf life of three years.

Disease Management with Medical Foods
AppTrim	Metabolic Syndrome/obesity
AppTrim-D	Metabolic Syndrome/obesity
GABAdone	Sleep Disorders associated with anxiety
Hypertensa	Hypertension
Lister-V	Viral infections
Sentra AM	Cognitive disorders/fatigue
Sentra PM	Sleep disorders associated with depression, fibromyalgia, and PTSD
Theramine	Pain disorders and inflammatory conditions/Fibromyalgia
Trepadone	Osteoarthritis, joint disorders
Percura	Peripheral Neuropathy

Our product, Theramine accounted for more than 33% of product sales in the year ended December 31, 2014 and 39% in the year ended December 31, 2013. Pain is a complex process that is mediated by neurotransmitters which transmit signals originating from a pain-inducing stimulus to specific centers in the brain where it is perceived. Pain is exacerbated by the presence of inflammation which increases sensitivity to pain-inducing stimuli. Patients with pain syndromes benefit from increased availability of the specific neurotransmitters involved in modulating the pain process complemented by antioxidants and anti-inflammatory agents that reduce inflammation. Theramine is formulated to provide specific neurotransmitters with well-defined roles in the modulation of pain and a blend of antioxidants, anti-inflammatory agents, and immunomodulators to moderate the effects of inflammation on the pain response.

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

Medical foods and generic pharmaceuticals

We have completed three multicenter double blind controlled trials examining the use of a medical food and a low dose pharmaceutical. These three studies have demonstrated that medical foods could be used with a low dose generic pharmaceutical with significant efficacy and would allow physicians to use lower doses of pharmaceuticals and potentially reduce side effect profiles when compared to using higher doses.

The results of the first of these trials were published in the American Journal of Therapeutics online in November 2010 and in print in March 2012. The study, which is discussed above, examined Theramine versus naproxen. A second study, which is discussed above, looked at Theramine versus ibuprofen. The data from this trial were published in American Journal of Therapeutics in September 2014. In both of these multicenter double-blind trials, Theramine was found to be superior to the NSAID in both relieving pain and reducing inflammation as measured by C-Reactive Protein (“CRP”) in patients with chronic low back pain. Additionally, patients taking the medications together had an additive pain relieving effect. A third multicenter, double blind placebo controlled trial looking at Sentra PM versus trazodone in patients with sleep disturbance showed that Sentra PM was superior to trazodone in terms of quality of sleep and did not cause daytime grogginess like trazodone. In addition the patients taking combination therapy slept even better and longer and the daytime grogginess seen in patients taking trazodone alone disappeared. These three double blind controlled trials indicated the safety and efficacy of using a medical food as both a standalone medication and in combination with a low dose prescription pharmaceutical. In these trials, drug side effects were reduced at the lowered drug doses. We have also performed a cost effectiveness analysis of gastrointestinal side-effect reduction comparing Theramine to NSAIDS. The analysis shows that substantial savings to the health care system can be achieved by shifting pain management to Theramine base management and reducing the incidence of gastrointestinal hemorrhage that is associated with NSAID administration.

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

Billing and Collections

CCPI is our wholly-owned subsidiary that provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance and workers’ compensation insurance. CCPI retains a percentage of all collections made for claims made on behalf of physicians in accordance with our billing services agreement and recognizes revenue upon collection of the claim. CCPI’s billing and collection services aid the physician in obtaining reimbursement for dispensed products. The physician is entitled to the residual amount of a claim after deducting CCPI’s fee and TMP’s product invoice. This business model allows physicians to participate in the revenue stream from dispensing of pharmaceuticals. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. The following two patent applications for this process have been submitted:

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

Technology and Intellectual Property

Proprietary Technology

The proprietary Targeted Cellular TechnologyTM (“TCT”) platform allows reduced concentrations of amino acids to generate effective amounts of nerve and brain cell messengers, known as neurotransmitters, to target specific cells in the body to optimize cell function. Amino acids are the building blocks of protein that allow the body to produce these neurotransmitters that regulate most bodily functions. Increasing the body’s own neurotransmitter production allows for improved sleep function, improved cognitive function, mitigation of pain, blood pressure regulation, improved lung function, appetite regulation and amelioration of complex medical syndromes with minimal potential for adverse effects. Our medical food products have effects similar to drugs in addressing the specific accelerated nutritional requirements of diseases. These products can be administrated alone or with traditional pharmaceuticals under medical supervision. Eight years of clinical use and three double blind clinical trials have demonstrated that the adjunctive use of a medical food product with a traditional pharmaceutical can provide optimum drug dose that conforms to the lowest FDA labeled dose. We have received six patents on the TCT process, one on the CCPI claims billing and processing of medication claims by point-of-care physicians technology, and eight pending patent applications covering our TCT technology and CCPI claims billing and processing of medication claims by point-of-care physicians technology, and we maintain trademarks, trade secrets, and proprietary methods, as further set forth below.

Patents

The nutrient-based and pharmaceutical product development process involves extensive trade secrets and pending and issued patent protections. The patents related to the Targeted Cellular Technology platform were assigned from the inventors, Elizabeth Charuvastra, RN and William Shell M.D., who are also, respectively, former Chairman of our Board of Directors and former Chairman of our Board of Directors and Chief Executive Officer.

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

We currently own or have exclusive rights to the following issued patents and pending patent applications:

Pat. No./App.			Product(s)/Product
Serial No.	Title	Owner	Candidate(s)	Expiration
7,674,482 (USA)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	TMP	Medical foods for producing acetylcholine and serotonin for improved sleep	3/22/2026

7,601,369 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing epinephrine and norepinephrine neurotransmitter activity	8/27/2022

7,595,067 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for stimulating nitric oxide production and white blood cell production for improved antiviral activity	8/27/2022

7,582,315 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing serotonin neurotransmitter activity	8/27/2022

7,585,523 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing acetylcholine neurotransmitter activity	8/27/2022

8,370,172 (USA)	System and method for submitting medication claims by point-of-care physicians	TMP	CCPI claims billing and processing of medication claims by point-of-care physicians	4/2/2032

4719832 (Japan)	Composition and method to augment and sustain neurotransmitter production	TMP	Composition for stimulating nitric oxide production and white blood cell production in order to produce antiviral activity	8/18/2023

2010-79658 (Japan pending)	Composition and method to augment and sustain neurotransmitter production	TMP	Omnibus claim commensurate with specification	N/A(2)

07753759.5 (Europe pending)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	TMP	Composition for use in a method for the treatment of viral infections by stimulating nitric oxide and white blood cell production	N/A(1)

2009-501565 (Japan pending)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	TMP	Medical food for enhancing neurotransmitter activity	N/A(2)

12/966,720 (USA pending)	System and methods for submitting medication claims by point-of-care physicians	TMP	CCPI claims billing and processing of medication claims by point-of-care physicians	N/A(3)

13/759,007 (USA pending)	System and methods for submitting medication claims by point-of-care physicians	TMP	CCPI claims billing and processing of medication claims by point-of-care physicians	N/A(4)

13/115,963 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce red blood cells.	N/A(5)

13/115,965 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce growth hormone.	N/A(5)

13/115,967 (USA pending)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce testosterone.	N/A(5)

(1) The Company’s foreign counsel in Europe report that the patent application is in good order and an examination report for this patent application is expected within the next 3-6 months.

(2) The Company filed a response to an office action that was issued by the Japanese Patent Office (“JPO”). The Company is awaiting the next communication from the JPO.

(3) A request to reconsider current USPTO decision was filed and the Company is awaiting the next communication from USPTO, which is expected within the next 3-6 months. This patent application contains method claims relating to the CCPI claims billing and processing of medication claims by point-of-care physicians technology.

(4) This patent application was filed on February 4, 2013 and is a continuation patent application of the issued parent patent application (U.S. Pat. No. 8,370,172). It contains computer system and method claims that claim priority to the parent patent application. It also claims priority benefit to the parent patent application filing date. The Company is awaiting examination communication from USPTO, which is expected within the coming months.

(5) The Company expects to receive a communication from the USPTO on or before June 15, 2015.

Trademarks

We utilize trademarks on all current products and believe that having distinguishing marks is an important factor in marketing our products. Currently, we have nine U.S. registered trademarks on the principal register at the United States Patent and Trademark Office (“USPTO”) and we have three common law trademarks. These marks are listed below. We believe that having distinctive marks for any additional products that we develop will also be an important marketing characteristic. We have not sought any foreign trademark protection for our products or product candidates at this time. U.S. trademark registrations generally are for fixed, but renewable, terms.

We currently own, or have exclusive rights to, the following registered or pending trademarks:

Registration No/			Product(s)/Product
Serial No.	Mark	Owner	Candidate(s)
3053172	PHYSICIAN THERAPEUTICS	TMP	Medical foods
3156064	APPTRIM	TMP	AppTrim
3515912	THERAMINE	TMP	Theramine
3569823	SENTRA AM	TMP	Sentra AM
3569826	SENTRA PM	TMP	Sentra PM
3569829	HYPERTENSA	TMP	Hypertensa
3569820	TREPADONE	TMP	Trepadone
3569818	GABADONE	TMP	GABAdone

We currently own, or have exclusive rights to, the following common law trademarks:

Product(s)/Product
Mark	Owner	Candidate(s)
PHYSICIAN THERAPEUTICS	TMP	Wholesale distributorships featuring dietary supplements and medical foods; Wholesale distributor of medical foods

	TMP	Wholesale distributor of medical foods

TARGETED CELLULAR TECHNOLOGY	TMP

Pharmaceutical preparations, foods for medically restricted diets, and dietary supplements of biological, nutrient, or botanical origin for use in targeted biologic therapy, to provide activation of specific neurotransmitters and cellular mechanisms in the treatment of obesity, insulin resistance, diabetes, fibromyalgia, asthma, pulmonary hypertension, hyptertension, depression, anxiety, mood disorders, arthritis, pain syndromes, viral infections, headaches, jet lag, injuries, age-related degeneration, stress, fatigue and increased health and wellness

Copyrights

We have developed a number of properties that we believe qualify for exclusivity in terms of the U.S. Copyright Act, among them:

Software Programs

●	PDRx: PDRx is a proprietary computer system to facilitate point-of-care dispensing in the physician client’s office. The system is a cloud-based system using Citrix interfaces, Hewlett Packard terminals and Microsoft cloud computing software. The dispensing program resides on our virtual servers and is distributed to physicians through virtual desktops using a Citrix system. The program operates on a thin client portal, which is a small computer in the physician client’s office dedicated to the PDRx system and allows physicians to dispense medications in their office, track inventory, initiate orders, initiate insurance claims, provide reports to regulatory authorities and manage receivables through our servers. The servers including the virtual servers are located in a hardened datacenter with co-location to our central servers. The co-location of mirrored servers at a dedicated and secured data site provides redundancy and security of dispensing data.

●	Clinical Trial Software: We have developed proprietary software, known as ActiveTrials.com, that allows users to capture and manage clinical trial data online through any modern web browser. ActiveTrials.com allows for new study protocols to be defined, sites and studies created, events scheduled, and case report forms added for online completion. ActiveTrials.com also includes administration tools for oversight, auditing, configuration and reporting. The ActiveTrials.com software is password-protected with 256-bit encryption, and access based on user roles. All study participants are assigned random IDs by the software and remain anonymous at all times.

●	CCPI Software: A computer system for initiating, managing and transmitting claims relating to our products to insurance companies. This program has extensive reporting mechanisms for physicians and distributors.

Publications

●	Product Monographs: Each of our products is backed by a detailed product monograph created by clinicians and food scientists that outlines the accelerated nutritional requirements of a particular disease or condition. Extensive peer reviewed references from the published medical and scientific literature are cited.

Billing and Collections

CCPI is our wholly-owned subsidiary that provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance and workers’ compensation insurance. CCPI retains a percentage of all collections made for claims made on behalf of physicians in accordance with our billing services agreement and recognizes revenue upon collection of the claim. CCPI’s billing and collection services aid the physician in obtaining reimbursement for dispensed products. The physician is entitled to the residual amount of a claim after deducting CCPI’s fee and TMP’s product invoice. This business model allows physicians to participate in the revenue stream from dispensing of pharmaceuticals. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. The following patent and pending patent applications for this technology have been filed or issued:

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

Medical Foods Manufacturing and Sources and Availability of Raw Materials

We outsource the manufacturing of our medical food products to a cGMP registered producer, Global Health Industries (“GHI”). We have vetted several other manufacturing facilities and have determined that we could immediately transfer manufacturing without a significant disruption in the business in the event that there is a disruption at our current manufacturing facility. cGMP refers to the current Good Manufacturing Practice Regulations promulgated by the FDA under the authority of the Food, Drug, and Cosmetic Act of 1938. These regulations, which have the force of law, require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. cGMP regulations address issues including recordkeeping, personnel qualifications, sanitation, cleanliness, equipment verification, process validation, and complaint handling. Currently, we provide the manufacturer with a formula and manufacturing specifications. GHI sources and purchases raw ingredients and manufactures the products to our specifications. All raw materials are subject to rigorous testing at the time of acquisition and during the manufacturing process for purity. Stability testing is also performed by the manufacturer. Products are then shipped to the distribution center.

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

With the database as the basis for formula development, our team of scientists then develops formulas and manufactures prototypes that undergo laboratory testing for safety and efficacy. One of our strengths is the selection of appropriate and relevant testing methodologies. Once a prototype has been created, a small batch is produced and crossover clinical trials are then performed to assess the ability of the new product to produce neurotransmitters using physiologic endpoints. Double blind controlled trials are then performed. The clinical trials are outsourced to an independent contract research organization (“CRO”) that indentifies and contracts with independent sites throughout the United States that gather appropriate data. Our Scientific Advisory Board reviews data analysis and supervises writing and publication of trial results. All clinical trials are performed with independent Institutional Review Board (“IRB”) approval. In addition, all trial protocols are submitted to the FDA for review. However, medical foods do not require FDA pre-approval and our products are comprised of ingredients that have been categorized as GRAS by the FDA.

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

We file patents for new inventions through our scientists. We also publish both peer-reviewed and internally-generated publications. There are eight pending patent applications including six using TCT technology and two pending patent applications on the billing process. Three of the pending patent applications using TCT technology are foreign applications to extend the intellectual property protection beyond the United States where these five patents have already been issued.

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

Sales and Marketing

We distribute products through a network of distributors and an internal sales force that sells products directly to dispensing physician clients. There are currently five distributors and one Hybrid customer selling our products to their networks and six internal sales representatives who sell directly to physicians. Physicians purchase products from PTL for dispensing directly to their patients. Physician Therapeutics also, in limited circumstances, distributes generic pharmaceuticals to physicians that it purchases from wholesalers. This process is referred to as “point-of-care dispensing.” We believe that physicians find these solutions attractive because incorporating these systems into their office work flow can increase efficiency and profitability for the practice, reduce medication errors, improve patient compliance and improve the quality of patient care by reducing drug side effects.

Our propriety dispensing system, PDRx, allows physicians to dispense prescription products and generic pharmaceuticals directly to patients using the hardware and software provided in the PDRx system rather than by the patient taking a paper prescription to a pharmacy. In addition, physicians can elect to utilize CCPI’s billing and collection services relating to our products to collect reimbursement from private insurance and workers’ compensation.

BUSINESS MODEL

Revenue Models

TMP markets medical foods and generic pharmaceuticals through employed sales representatives, independent distributors, online services and pharmacies. Product sales are invoiced upon shipment at AWP, with varying rapid pay discounts, under six models: Physician Direct Sales, Distributor Direct Sales, Physician Managed, Hybrid, Online Cash and CMFG #1 Models.

●	Physician Direct Sales Model: Under this model, a physician purchases products from TMP, but does not retain CCPI’s services.

●	Distributor Direct Sales Model: Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services.

●	Physician Managed Model: Under this model, a physician purchases products from TMP and retains CCPI’s services.

●	Hybrid Model: Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services.

●	Online Cash Model: Under this model, healthcare providers and pharmacies can purchase for re-sale medical foods and dietary supplements at a discounted rate from our online store www.medicalfoodorders.com. Providers must be approved by TMP prior to making their first purchase. In this model, credit card payments are processed online at the point of sale. Certain patients are also able to access our products directly online at www.store.medicalfoods.com. Prior to purchasing, patients are required to furnish information about their physician and confirm that they are under the ongoing supervision of a physician.

●	CMFG #1 – WC Receivable Purchase Assignment Model: Under this model, physicians who purchase products from TMP under the Company’s Physician Managed model have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG at a discounted rate.

Revenue Recognition

Under the following revenue models product sale revenues are recognized upon shipment:

●	Physician Direct Sales Model;

●	Distributor Direct Sales Model;

●	Online Cash Model; and

●	CMFG #1 – Workers’ Compensation (“WC”) Receivable Purchase Assignment Model (“CMFG #1”)

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

●	Physician Managed Model; and

●	Hybrid Model

In the years ended December 31, 2014 and December 31, 2013, the Company issued billings (net of applicable discounts) to Physician Managed and Hybrid model customers aggregating $3.8 million and $5.7 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with these billings and billings to our direct and distributor customers are expensed as incurred in each reporting period. Direct costs associated with all billings aggregating $0.6 million and $1.1 million, were expensed in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of the Physician Managed and Hybrid model customers when cash was collected aggregating $3.2 million and $5.0 million in 2014 and 2013, respectively.

Revenue recognized in any given year is comprised of cash received on all claims settled in that year regardless of the year in which the customer was billed or the claim originated. As of December 31, 2014, the Company had unrecognized revenue and accounts receivables from its Physician Managed and Hybrid Model customers totaling $7.5 million which are not reflected in the accompanying consolidated financial statements.

CCPI receives no revenue in the physician direct or distributor direct models because it does not provide collection and billing services to these customers. In the Physician Managed, Hybrid and CMFG #1 Models, CCPI has a billing and claims processing service agreement with the physician. That agreement includes a service fee defined as a percentage of collections on all claims. Because fees are only earned by CCPI upon collection of the claim and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time that collections are received.

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

Allowance for doubtful accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently accounts receivable are comprised totally of amounts due from distributor customers, amounts due from Cambridge pursuant to our CMFG #1 model and receivables for our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. We individually review all accounts receivable balances and based on an assessment of current creditworthiness, estimate the portion, if any, of the balance that will not be collected. We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on our assessment of the current status of individual accounts. Balances that are still outstanding after we have used reasonable collection efforts are written off. Based on an assessment as of December 31, 2014 of the collectability of invoices 120 days or more past their due dates we established an allowance for doubtful accounts of $55,773.

Under the Company’s Physician Managed and Hybrid models, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. Extended collection periods are typical in the workers compensation industry with payment terms extending from 45 days to in excess of five years. Approximately 25% of claims are settled within one year of claim billed date and approximately 50% cumulatively are settled within four years of claim billed date. The majority of claims outstanding over four years are still active. Due to the uncertainty as to the timing and the amount of claims settlement and collections we do not recognize revenue until cash is received. Cash received and revenue recognized in any given year from our Physician Managed and Hybrid models is comprised of collections on claims from that year and all prior years as applied to outstanding invoices.

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

U.S. Distribution

There are currently five distributors and one Hybrid customer selling our products to their networks and six internal sales representative employees who sell directly to physicians. The initial sales of our products were in the California workers compensation market.

Our sales currently are primarily in California (approximately 84% of total sales), but we also sell to physicians and distributors in Arizona, Colorado, Connecticut, Florida, Georgia, Hawaii, Maryland, Mississippi, Missouri, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Texas and Washington. The Company has a small presence in each of these states and is actively marketing through either distributors or sales representatives in these states. Marketing efforts entail print, digital, e-mail, and social media marketing, which focuses on the distribution of medical food education materials, published clinical data and program information. We primarily market to orthopedic surgeons, integrative doctors, naturopathic doctors, chiropractors, nurse practitioners, pain specialists, rheumatologists, and physical medicine specialists. With the initiation of physician dispensing and insurance reimbursement into the private insurance market, we have begun to address internal medicine, primary care medicine, and psychiatry, as well.

Marketing plans also include localized, region-specific Web sites for awareness and education about medical foods with links to the Company’s main Web site for more in-depth education. In addition, the Company is preparing press kits, which include information about the Company, management and product backgrounds. The Company is also developing presentations for use in varied mobile applications, such as flash drives, briefing dossiers, conference materials and iPad sales support. In addition, the Company has compiled road show and briefing materials on the Company’s medical food products to be presented by the Company’s Chief Executive Officer and other senior executives to invited medical groups and for one-on-one briefings with media personnel. The Company is also evolving its use of online media through the creation of small-space advertisements, quick advertisements linking back to the Company’s Web sites and for use in targeted online publications.

We have been collecting reimbursement from the workers compensation systems in California and Florida since 2004. Revenue from our physician customers under PMM plus our distributors utilizing CCPI’s services for their physician customers under our Hybrid Model accounts for approximately 81% of our product revenue for the year ended December 31, 2014 and 73% of our product revenue for year ended December 31, 2013 while accounting for product billings of 88% and 79% of total product billings, respectively.

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

Unlike for drugs and for dietary supplements, there is no overall regulatory schema for medical foods, or even a pending proposed rule, meaning that no FDA rulemaking is in progress. However, a very detailed Advanced Notice of Proposed Rulemaking (“ANPR”) entitled “Regulation of Medical Foods,” was published in the Federal Register on Nov. 29, 1996. This ANPR never progressed to a proposed rule, the Notice and Comment procedure, and an eventual Final Rule (binding regulation). However, in the view of our attorneys, it still represents (in conjunction with the May 2007 and August 2013 Draft Guidance) FDA’s position and policy on medical foods. This ANPR was in effect withdrawn, because on April 22, 2003, the FDA published a proposal to withdraw numerous long-pending proposed rules, including this ANPR. The FDA cited as its reasons for withdrawal, first, that the subjects are not a regulatory priority, and agency resources are limited, second, the proposed rules have become outdated due to advances in the science or changes in the products or the industry regulated, or changes in legal or regulatory contexts; and, third, to eliminate uncertainty, so that the FDA or the private sector may resolve underlying issues in ways other than those in the proposals. In May 2007, the FDA issued its Guidance to Industry, presumably because the medical foods sector was growing, but it did not engage in a formal rulemaking procedure, either because it did not have the resources and/or because the medical foods category is still lower priority than drugs and medical devices. A third draft guidance was issued in August 2013 further attempting to clarify the FDA’s position on medical foods. The guidance has not been formalized but we maintain compliance with said draft guidance.

Regulatory Requirements

Overview:  Medical foods are FDA-regulated, but there is no complete set or schema of regulations. There is no pre-market approval, or even pre-market notification to the FDA required. Rather, it is the responsibility of the manufacturer and marketer to test for safety and efficacy before marketing and selling. The developer of a medical food must adhere closely to the statutory definition, and to the descriptions of a medical food in the one regulation regarding exemption from nutrition labeling, and in the May 2007 Guidance and the August 2013 Draft Guidance. (The parameters for a valid medical food are also spelled out in several FDA Warning Letters, such as those sent to Metagenics, Nestle Healthcare.) In the absence of a specific regulatory schema, we and our regulatory counsel have paid close attention to the numerous contrasts with both dietary supplements and with prescription drugs. (See regulation, FDA May 2007 Guidance, FDA August 2013 Draft Guidance and the Warning Letter to Garden of Life.) All elements of the medical food product must indicate that the “intended use” of the product is for the dietary management of a disease, and not for the cure or prevention of a disease.

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

Formulation: A medical food may not be a single ingredient formula - otherwise, that product would be a dietary supplement for a nutrient deficiency. (FDA Field Guides) A medical food formula must go beyond a mere modification of the diet. (FDA regulation; 2007 Guidance, 2013 Draft Guidance) The formula must meet/satisfy the distinctive nutritional requirements, not merely ameliorate the symptoms. For example, Glucosamine or MSM, or an herb’s “active” constituent may indeed help osteoarthritis. But first the Company must demonstrate that these nutrients are the distinctive nutritional requirements for osteoarthritis. The test is: Does this formula bring the patient from the abnormal condition or disease state (with distinctive nutritional requirements) back to the equilibrium of a healthy state?

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

Manufacturing: There are no “good manufacturing practice” (“GMP”) regulations for medical foods in particular. Drug GMPs are not required, nor are the relatively new dietary supplement GMPs required; only food GMPs are required. But note the “medical foods paradox” spelled out in the ANPR. The paradox is that medical foods are intended for a vulnerable patient population, under a physician’s care, and yet there are no specific FDA regulations for this category of product, whereas there are very specific and rigorous regulations and requirements for the manufacture and labeling of conventional foods. The manufacture of our medical foods is outsourced in its entirety. We use a state of the art facility, which manufactures only nutritional supplements and medical foods.

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

●	Distributed by: [Co. Name and Mailing Address] (2007 Guidance). Reporting of serious adverse events is voluntary, not required; so a toll-free number is not required.

●	If the formula contains or is derived from any of the 8 major allergens, the ingredient list must contain or be followed by a prominent caution, e.g., CONTAINS WHEAT. (Food Allergen Labeling and Consumer Protection Act of 2004, and May 2007 FDA Guidance).

●	The Directions must be clear and precise, e.g., Take 2 capsules in the morning with other food, or as directed by your physician. (2007 Guidance).

●	The label should not contain Rx only or the NDC (National Drug Code) (August 2013 Draft Guidance)

●	Many companies include a package insert or prescribing information in the box (but there is no law on this issue).

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

Medical Foods and Pharmaceuticals

Medical foods are distinguished from the broader category of foods for special dietary use and from foods that make health claims by the requirement that medical foods be intended to meet distinctive nutritional requirements of a disease or condition, be used under medical supervision and intended for the specific dietary management of a disease or condition. To be considered a medical food, a product must, at a minimum, meet the following criteria: the product must be a food for oral or tube feeding; the product must be labeled for the dietary management of a specific medical disorder, disease or condition for which there are distinctive nutritional requirements; and the product must be intended to be used under medical supervision (see regulation, above). Additionally, we are licensed by the FDA as a pharmaceutical re-packager and the Company is permitted to purchase and re-distribute scheduled medications and package and re-label products. We are subject to periodic inspections of facilities, marketing materials and products by FDA inspectors; these are routine inspections conducted without prior notice every one or two years.

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

For a medical food, the FDA implies that human clinical studies are required, per the FDA’s ANPR (above), and based on the manufacturer’s and marketer’s responsibility that any health/medical product be demonstrated to be efficacious before it is marketed and sold. This is a fundamental principle under both the FDA and the FTC, for all health-related products.

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

Employees

The Company had 43 full-time employees as of March 28, 2015 of whom 28 were in product development, operations and engineering, 7 in sales and marketing and 8 in general, administrative and executive management and 2 part time employees. It is general practice in our industry to retain the services of independent contractors to perform tasks related to computer programming and network administration. None of our employees is covered by a collective bargaining agreement and our management considers relations with employees to be good.

Facilities

We lease approximately 6,994 square feet of office space and 500 square feet of storage space in Los Angeles, California to house our administrative, marketing and product development activities. We pay $21,007 per month in base rent in Los Angeles, under a lease that expires February 28, 2018. In addition, we are required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the facility. In general, we believe that our properties are well-maintained, adequate and suitable for their purposes.

Item 1A. Risk Factors.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. We undertake no obligation to update any forward-looking statements except as required by law.

Risks Related to Our Business

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the years ended December 31, 2014 and December 31, 2013 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have significant working capital requirements and have historically experienced negative working capital balances. If we experience such negative working capital balances in the future, it could have a material adverse effect on our business, financial condition and results of operations.

As a result of our continued losses, the Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $11,815,621. Consequently, the Company will be dependent upon additional financing to meet capital needs and repay outstanding debt. Since January of 2011 the Company has relied on loans from related parties to fund its operating cash flow deficits. There is no assurance that we will generate the necessary net income or operating cash flows to meet our working capital requirements and pay our debt as it becomes due in the future due to a variety of factors, including the cyclical nature of the staffing industry and other factors discussed in this “Risk Factors” section. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including attempting to reduce fixed costs (for example, further reducing the size of our administrative work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing a refinancing on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Our significant level of debt could limit cash flows available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our credit facilities and other accrued liabilities.

As of December 31, 2014, we had total notes payable of $4,027,970, which included $2,504,411 payable to related parties and $1,523,559 payable to Raven Asset-Based Opportunity Fund I LP. The related party notes are held by William E. Shell, M.D., our former Chief Executive Officer and a former director, Lisa Liebman, the wife of Dr. Shell, and the William Shell Survivor’s Trust (collectively, the “Related Party Notes”).  Dr. Shell’s employment with the Company terminated on January 9, 2015, and he resigned as a member of the Board on February 26, 2015.  On March 13, 2015, we received a written demand for repayment of all principal and interest outstanding on the Related Party Notes.  The Company disputes the enforceability of the demand and the validity of the June 2012 amendments that modified the Related Party Notes issued to the Trust and to Ms. Liebman prior to June 22, 2012, from five-year notes to demand notes.

However, if the Related Party Notes are determined to be immediately due and payable, together with accrued interest, and immediate full or partial repayment of such Related Party Notes is required, we cannot assure you that we would have access to sufficient funds or other assets to pay the amounts due.  Further, if we were required to use a large portion of our cash flows to pay principal and interest on borrowings under the Related Party Notes, or our other accrued liabilities, it would reduce the availability of cash to fund working capital, capital expenditures, research and development and other business activities.  If these actions were to occur, it would materially adversely affect our liquidity, results of operations and financial condition.

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

Although medical foods do not require pre-market approval by the FDA, manufacturers of medical foods must be registered with the FDA under a provision promulgated by the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). Manufacturers of medical foods are subject to periodic inspection by the FDA. The manufacture of our medical foods is outsourced in its entirety to a third party manufacturer. We are evaluating additional manufacturers for selection as second source or back-up providers. Our medical foods have been reviewed by the FDA on several occasions. The inspection process includes a review of our facility, sampling of our products and a review of labeling and other patient and promotional materials related to our products. The most recent routine facilities inspection by the Southwest Regional Office of the FDA was conducted in December 2014. No deficiencies in the facility or operations were noted during the inspection. Although the results of the current inspection were positive, there is no certainty that the FDA will favorably review new medical food products we introduce or our manufacturers’ facilities in the future. If the outcome of the inspection had been negative or if we or our manufacturers fail to comply with any law or regulation, we could be subject to penalties and restrictions on our manufacturers’ ability to manufacture and distribute products. Any such action may result in a material adverse effect on our business and results of operations. For a more complete discussion of the laws and regulations to which we are subject, please see the section of this report titled “Description of Business - Government Regulation”.

If we are unable to secure reimbursement for our products from insurance companies on behalf of our physician clients, or if the collection cycle is protracted, revenue and cash flow from product sales by PTL and the billing and collection fee CCPI charges to our physician clients may be adversely affected.

The collection cycle in the workers’ compensation portion of our business, which has historically accounted for up to approximately 75% of claims managed by CCPI, may take from 45 days to in excess of five years after the initial submission of a claim by CCPI and may involve denials and an extensive appeals process. In the event a reimbursement claim is denied and we appeal the denial, there can be no assurance that we will be successful in such appeal. In the event a reimbursement is delayed, we may be required to wait in excess of five years before we are paid for the cost of product sold to our physician clients or may never receive reimbursement. In addition, because PMM, Hybrid Model and CCPI fee revenue is dependent on collections from insurance companies for physician clients, delays or difficulties with these collections will reduce collection revenue. In addition, collection issues on behalf of our physician clients may lead to dissatisfaction of our clients in our collection program and curtailed use of our products in their practice, which may adversely affect the growth of our business and our results of operations.

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

In the years ended December 31, 2014, 2013 and 2012, the Company derived 33%, 39%, and 42% of its billings respectively from the sale of Theramine. While we continue to see a significant demand for Theramine from our physician clients we cannot assure you that the demand will continue. A decline in sales of Theramine to our physician clients may have an immediate adverse effect on our financial results.

A substantial portion of the Company’s billings and revenues are derived from a limited number of physician clients and the loss of any one or more of them may have an immediate adverse effect on our financial results.

In the years ended December 31, 2014, 2013 and 2012, 14%, 11% and 36%, respectively, of the Company’s billings were derived from individual customers representing 10% or more of the total billings. The Company does not receive purchase volume commitments from clients and physicians may stop purchasing our products and services with little or no warning. The loss of any one or more of these customers may have an immediate adverse effect on our financial results.

There is no certainty that our products will continue to be reimbursed by private insurance and workers compensation insurers. If these entities do not continue to reimburse for the costs of our products, this could have a material adverse effect on our business and results of operations.

In order for private insurance and workers compensation insurers to reimburse the cost of our products, we must, among other things, maintain registration of the products in the major drug databases, maintain our re-labeler license, maintain our company formulary approval by Pharmacy Benefits Managers and maintain recognition by insurance companies that our products are covered by various agencies. There is no certainty that we will be able to maintain these requirements for insurance reimbursement of our products. If our physician clients do not continue to be reimbursed for dispensing our products, they may choose not to purchase them and our business and results of operations may be adversely affected. If physician clients are unable to obtain adequate reimbursement for dispensing our products, they may not be able to pay us for outstanding product invoices currently included in our accounts receivable. While the physician client remains responsible for payment of product invoices in accordance with our agreement regardless of reimbursement, pursuing legal remedies for the collection of these amounts may be costly and take considerable time and we would likely lose some physician clients as customers.

If we are forced to reduce our prices, our business, financial condition and results of operations may suffer.

We may be subject to pricing pressures with respect to our future sales arising from various sources, including practices of health insurance companies, Internet pharmacies, and pharmacy benefits managers, including those operating outside the United States. Our physician clients and the other entities with which we have a business relationship are affected by changes in regulations and limitations in governmental spending for Medicare and Medicaid programs. Recent government actions could limit government spending for the Medicare and Medicaid programs, limit payments to physicians and other providers and increase emphasis on competition and other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations may be adversely affected. In addition, because cash from sales funds our working capital requirements, reduced profitability could require us to raise additional capital to support our operations.

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

We currently purchase a majority of the generic pharmaceuticals that we sell from H.J. Harkins Co., Inc. (“Pharma Pac”) and manufacture all our medical food products at Global Health Industries. These companies are subject to FDA regulation and they are responsible for compliance with current Good Manufacturing Practices. Although our agreements provide that our suppliers will abide by the FDA manufacturing requirements, we cannot control their compliance. If they fail to comply with FDA manufacturing requirements, the FDA could prevent Global Health Industries from manufacturing our products or, in the case of Pharma Pac, from selling its products to us. Although we believe that there are a number of other sources of supply of medications and manufacturers of medical food products, if these suppliers are unable to perform under our agreements, particularly at certain critical times such as when we add new physician clients that will require a large production of one or more products, we may be unable to meet our commitments to our customers. If this were to happen, our reputation as well as our relationships with our customers may suffer and our business and results of operations may be adversely affected. We have evaluated several additional manufacturers for selection as second source or back-up providers.

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

To succeed, we must be able to distribute our products and operate our support systems without interruption. We use certain third party suppliers to manufacture, supply and ship our medical food and generic drug products to customers. If these third party suppliers fail to perform, we could experience an interruption in supplying our products to physician clients. In addition, although we have established a co-location site for our support services and we have disaster recovery programs in place, our operations could be vulnerable to interruption by damage from a variety of sources, many of which are not within our control, including without limitation: (1) power loss and telecommunications failures; (2) software and hardware errors, failures or crashes; (3) computer viruses and similar disruptive problems; and (4) fire, flood and other natural disasters. Any significant interruptions in the provision of our products or our services may damage our reputation in the marketplace and have a negative impact on our business, financial condition and results of operations.

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

The Company has 7 issued patents and 8 additional pending patent applications related to its products. Our success, competitive position, and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes, and other technologies; to preserve our trade secrets; to obtain trademarks for our name, logo and products; to prevent third parties from infringing our proprietary rights; and to operate without infringing the proprietary rights of third parties. To counter infringement or unauthorized use by third parties, we may be required to file infringement claims, which can be expensive and time-consuming. If we infringe the rights of third parties, we could be prevented from selling our products, forced to pay damages, and forced to incur substantial costs in defending litigations.

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

If we are unable to maintain existing relationships and create new relationships with pharmacy benefit managers and managed care payers, our business, financial condition and results of operations may be adversely affected.

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

To be successful, we must continue to maintain our existing strategic relationships, such as our relationship with Global Health Industries, which manufactures our medical food products, and Pharma Pac, which provides our generic pharmaceuticals, and distributor relationships. We also must continue to establish additional strategic relationships with leaders in a number of pharmaceutical, healthcare and healthcare information technology industry segments. This is critical to our success because we believe that these relationships contribute towards our ability to extend the reach of our products and services to a larger number of physicians and physician groups and to other participants in the healthcare industry; develop and deploy new products and services; further enhance the Physician Therapeutics brand in the U.S. and the Targeted Medical Pharma brand internationally; and generate additional revenue and cash flows. Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors. We depend, in part, on our strategic partners’ ability to generate increased acceptance and use of our products and services. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business, financial condition and results of operations may suffer.

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

On January 9, 2015, the Board voted to terminate Dr. Shell’s employment with the Company and remove him as Chairman of the Board. At the time of his termination, Dr. Shell was the Company’s Chief Executive Officer and Chief Scientific Officer. On February 26, 2015, Dr. Shell resigned as a member of the Board of Directors. In connection with the termination of Dr. Shell’s employment, the Board appointed Kim Giffoni as the Company’s Interim Chief Executive Officer. Our success largely depends on the continued skills, experience, efforts and policies of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Kim Giffoni, our Chief Executive Officer, David S. Silver, M.D., our Chief Medical Officer, and William B. Horne, our Chief Financial Officer, are integral to the execution of our business strategy. We believe that the loss of the services of any of these executive officers could adversely affect our business, financial condition and results of operations. We cannot assure you that these executive officers will continue to provide services to the Company. We do not maintain key man insurance for any of our key employees.

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

Our common stock is currently trading on the OTCQB tier of the over-the-counter securities market under the symbol “TRGM,” however the public market for our common stock is illiquid. A liquid trading market may not develop or, if developed, may not be sustained. The lack of a liquid market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of a liquid market may also reduce the market value of your common stock and increase the volatility of prices paid for shares of our common stock. An illiquid market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

In the event a liquid market develops for our common stock, the market price of our common stock may be volatile and may decline in value.

In the event a liquid market develops for our common stock, the market price of our common stock may be volatile and may decline in value. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Between the commencement of trading on October 17, 2012 and March 30, 2015 our stock has traded as high as $5.75 and as low as $0.02 per share.

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

To comply with these requirements, we may need to acquire or upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and finance staff. If we are unable to establish our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, if we are unable to conclude that our internal control over financial reporting is effective or that our disclosure controls and procedures are effective we could lose investor confidence in the accuracy and completeness of our financial reports.

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

As of December 31, 2014 we had outstanding options to purchase 2,421,041 shares of common stock and outstanding warrants to purchase 4,919,372 shares of common stock. Therefore, the sale, or even the possibility of the sale, of the shares of common stock underlying these options and warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these options and warrants are exercised, you may experience dilution in your holdings.

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

As of December 31, 2014 our executive officers and directors beneficially own as a group approximately 61.6% of our outstanding shares of common stock, which excludes 2,586,872 shares of common stock issuable upon exercise of warrants and 2,032,546 shares of common stock issuable upon exercise of options held by our officers and directors, of which 2,586,872 warrants and 1,920,046 options are currently exercisable. As discussed above, on January 9, 2015, the Board voted to terminate Dr. Shell’s employment with the Company and on February 26, 2015, Dr. Shell resigned as a member of the Board of Directors. Excluding Dr. Shell, our executive officers and directors beneficially own as a group approximately 20.7% of our outstanding shares of common stock, which excludes 1,782,546 shares of common stock issuable upon exercise of options held by our officers and directors, of which 1,670,046 options are currently exercisable. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company leases approximately 6,994 square feet of general office space and 500 square feet of storage space at 2980 Beverly Glen Circle, Los Angeles, CA 90077. The Company and its subsidiary’s principal executive offices are located in such space. In general, we believe that our properties are well-maintained, adequate and suitable for their purposes.

Item 3. Legal Proceedings.

On March 13, 2015, we received from counsel for Dr. Shell, Ms. Liebman, the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”) and the William Shell Survivor’s Trust (the “Survivor’s Trust”), a written demand for repayment of all principal and interest outstanding on all outstanding notes. The Company disputes both the enforceability of the demand and the validity of the June 2012 amendment that modified the terms of all notes that were issued to both the Family Trust and to Ms. Liebman prior to June 22, 2012 from five year term notes to demand notes. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a summary of all related party notes.

On March 18, 2015, an interim award in the amount of $1.17 million dollars was issued against TMP for breach of contract, and in favor of PDR Medical Management, LLC, a former distributor of the Company’s products, at an Arbitration through JAMS. The amount of the award represented the balance of unpaid amounts due to PDR and was previously included in the Company’s financial statements as “Due to Physicians” during the periods that the liability was incurred.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is quoted on the OTCQB tier of the over-the-counter securities market under the symbol “TRGM”. The Company’s common stock began trading on the OTCQB on October 17, 2012. The following table sets forth the high and low bid information for the period since the Company’s common stock began trading:

	High	Low
Year Ended December 31, 2014
First Quarter	$1.00	$0.61
Second Quarter	$0.84	$0.60
Third Quarter	$0.84	$0.65
Fourth Quarter	$0.75	$0.20

Year Ended December 31, 2013
First Quarter	$2.46	$1.00
Second Quarter	$4.95	$0.65
Third Quarter	$1.20	$0.77
Fourth Quarter	$1.09	$0.49

As of April 13, 2015, the Company’s common stock was trading at $0.20.

Record Holders

As of April 13, 2015, there were approximately 300 stockholders of record of our shares of common stock. A number of holders of TMP common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Recent Sales of Unregistered Securities

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

Between July 15, 2014 and August 1, 2014, the Company issued a total of 500,000 warrants, at an average exercise price of $0.26 per share, to several consultants for financial advisory and investor relations services. The warrants were valued at $376,411 and will be amortized as expense over the requisite service period. These securities will be issued pursuant to Section 4(a)(2) of the Securities Act. These warrants were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

On August 13, 2014, the Company issued 162,907 warrants to William E. Shell, M.D., the Company’s former Chief Executive Officer, in connection with the July 24, 2014 loan to the Company. The warrants were valued at $44,867 and were expensed at the time of issuance as non-cash interest expense using the effective interest method. These securities will be issued pursuant to Section 4(a)(2) of the Securities Act. These warrants were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2014, the Company issued an aggregate of 627,575 shares of its common stock pursuant to agreements with its directors and consultants to the Company. The shares were valued at $398,750, an average of $0.64 per share. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

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

Recent Developments

We filed amended tax returns for 2010 in June of 2012. We understood that filing such returns would likely result in tax audits on the part of both the Internal Revenue Service (“IRS”) and California Franchise Tax Board (“FTB”). The IRS commenced an audit of the Company’s 2010 income tax return in November 2012. In March 2014 the IRS completed its examination. The IRS did not accept the Company’s assertion that certain sales did not meet the criteria of a sale for tax purposes, however; in part as a result of the utilization of NOL’s generated during 2011 and 2012, the IRS concluded that the Company’s aggregate federal income tax liability for tax years 2010 through 2012 was $26,000. In July 2014 the FTB completed its examination for the tax years 2010 through 2012. The FTB determined that the Company’s state income tax liability for the years under examination was $39,704. Both the IRS and FTB income tax liabilities were paid in prior years.

On January 13, 2015, the Company entered into a securities purchase agreement, pursuant to which the Company sold a senior secured convertible debenture (the “Debenture”) in the principal amount of $650,000, to Derma Medical Systems, Inc. (“Derma”). Dr. Wenkart, M.D. is the owner and President of Derma. The Debenture accrues interest at 4% per annum, throughout the term of the Debenture, and unless earlier converted into shares of the Company’s common stock, has a maturity date of January 12, 2018. Interest on the Debenture is paid semi-annually, at the Company’s option, in either cash or shares of common stock. At Derma’s option, the principal amount of the Debenture is convertible into shares of common stock at a conversion price of $0.30, subject to adjustment.

On February 23, 2015, the Company entered into an unsecured promissory note, pursuant to which the Company received the principal amount of $1.2 million, from Shlomo Rechnitz (the “Lender”). The promissory note accrues interest at 4% per annum, throughout its term, and has a maturity date of February 22, 2017. Principal and interest on the promissory note is payable in monthly installments of $52,109.91, beginning on March 22, 2015, and continuing until February 22, 2017. The loan closed on February 24, 2015.

On March 13, 2015, the Company received from counsel for Dr. Shell, Ms. Liebman, the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”) and the William Shell Survivor’s Trust (the “Survivor’s Trust”), a written demand for repayment of all principal and interest outstanding on all outstanding notes. The Company disputes both the enforceability of the demand and the validity of the June 2012 amendment that modified the terms of all notes that were issued to both the Family Trust and to Ms. Liebman prior to June 22, 2012 from five year term notes to demand notes. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a summary of all related party notes.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2014 and 2013

		% of		% of
	2014	Sales	2013	Sales

REVENUES
Product revenue	$6,467,084	90.9%	$8,505,667	89.0%
Service revenue	645,275	9.1%	1,049,895	11.0%
Total revenue	$7,112,359	100.0%	$9,555,562	100.0%
COST OF SALES
Cost of product sold	569,570	8.0%	1,054,194	11.0%
Cost of services sold	1,646,958	23.2%	1,935,111	20.3%
Total cost of sales	2,216,528	31.2%	2,989,305	31.3%
Gross profit	4,895,831	68.8%	6,566,257	68.7%

OPERATING EXPENSES
Research and development	158,370	2.2%	228,605	2.4%
Selling, general and administrative	7,348,412	103.3%	10,178,598	106.5%
Total operating expenses	7,506,782	105.5%	10,407,203	108.9%
Loss from operations	(2,610,951)	(36.7%)	(3,840,946)	(40.2%)
OTHER INCOME (EXPENSES)
Interest income (expense)	(1,229,289)	(17.3%)	10,889	0.1%
Change in fair value of warrant liability	11,059	0.2%	159,341	1.7%
Total other income (expenses)	(1,218,230)	(17.1%)	170,230	1.8%
Loss before income taxes	(3,829,181)	(53.8%)	(3,670,716)	(38.4%)
Income tax expense	65,828	0.9%	5,666,902	59.3%
NET LOSS	$(3,895,009)	(54.7%)	$(9,337,618)	(97.7%)

Revenue

During the years ended December 31, 2014 and 2013, the Company recognized total revenue of $7,112,359 and $9,555,562, respectively. Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment. Total revenues were comprised as follows:

	Years Ended December 31,
	2014	% of total revenue	2013	% of total revenue
Total product revenue	$6,467,084	90.9%	$8,505,667	89.0%
Total service revenue	645,275	9.1%	1,049,895	11.0%
Total revenue	$7,112,359	100.0%	$9,555,562	100.0%

Product Revenue:

Product sales are invoiced upon shipment at AWP primarily under five models, as described in Note 3 to our consolidated financial statements: Physician Direct Sales, Distributor Direct Sales, Physician Managed, Hybrid and CMFG #1 Models. The Company has also begun to offer an Online Cash Model for direct sales to physicians, pharmacies and patients. Currently, revenue derived from the Online Cash Model is aggregated with Physician Direct Sales. Due to substantial uncertainties as to the timing and collectability of revenues derived from our Physician Managed and Hybrid Models, which can take in excess of five years to collect, we have determined that these revenues do not meet the criteria for recognition, in accordance with ASC 605, upon shipment. These revenues are recorded when collectability is reasonably assured, which the Company has determined is when the payment is received, regardless of the year originally invoiced (the “Cash Method”). Conversely, product sales under the Company’s Physician Direct Sales, Distributor Direct Sales and CMFG #1 Models are recognized upon shipment (the “Accrual Method”). As a result, the Company’s basis of recognizing revenue is a hybrid of the cash and accrual methods.

The Company recognized product revenue for the year ended December 31, 2014 and 2013, of $6,467,084 and $8,505,667, respectively. The distribution of product revenue between the Cash Method and the Accrual Method of revenue recognition is as follows:

	Years Ended December 31,
Revenue recognition method	2014	% of product revenue	2013	% of product revenue
Cash method	$3,179,673	49.2%	$5,037,003	59.2%
Accrual method	3,287,411	50.8%	3,468,664	40.8%
Total product revenue	$6,467,084	100.0%	$8,505,667	100.0%

The decrease in total product revenue is primarily attributed to a decrease in cash collections from the Company’s cash method customers. The decrease in cash collections from the Company’s cash method customers is attributed to a reduction in aggregate actual billings (product shipments). The reduction in product shipments to cash method customers is the result of an effort to eliminate unprofitable historical accounts that offered significant rapid pay discounts and uncertainty of payment. As reflected in the following table, during the years ended December 31, 2014 and 2013, the Company shipped product to its cash method customers with product billings of $3,849,298 and $5,723,552, respectively. The 32.7% decrease in product shipments to customers that, for purposes of revenue recognition, are accounted for as cash method customers is the primary cause of the overall decrease in product revenue.

	Years Ended December 31,
Actual billings	2014	2013	$ Change	% Change
Cash method	$3,849,298	$5,723,552	$(1,874,254)	(32.7%)
Accrual method	3,287,411	3,468,664	(181,253)	(5.2%)
Total product billings	$7,136,709	$9,192,216	$(2,055,507)	(22.4%)

Service Revenue:

In addition to product revenue, which is recognized in the TMP segment, the Company also recognizes service revenue from billing and collection services in its CCPI segment. The Company recognized service revenue for the years ended December 31, 2014 and 2013, of $645,275 and $1,049,895, respectively. In each of the Physician Managed and Hybrid Models, CCPI provides billing and collection services. In consideration for its services, CCPI receives a service fee that is based upon a percentage of gross collections. Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid. Under the CMFG #1 Model (under which CCPI also provides billing and collection services) CCPI recognizes revenue on the date that the 20% advance payment is due from CMFG. The decrease in service revenue of $404,620 (from $1,049,895 for the year ended December 31, 2013 to $645,275 for the year ended December 31, 2014) is due to a combination of an overall decrease in aggregate collections and a decrease in the service fee percentage that CCPI receives on gross collections. Historically, the Company charged a service fee between 15% and 20% of gross collections. However, as the Company has concentrated on sales with a greater certainty of payment, the Company has reduced the service fee percentage.

Cost of Product Sold

The reported cost of product sold for the year ended December 31, 2014 decreased $484,624 to $569,570 from $1,054,194 for the year ended December 31, 2013. The cost of product sold as a percentage of reported product revenue decreased to 8.8% for the year ended December 31, 2014, compared to 12.4% for the year ended December 31, 2013. Since the Company recognizes the cost of product sold on all products shipped, regardless of whether the sale resulted from a Cash Method or an Accrual Method customer, the cost of product sold as a percent of product billings (shipments) is more relevant for comparison purposes.

The actual cost of product sold as a percent of product billings during the year ended December 31, 2014, was 8.0% compared with 11.5% in the year ended December 31, 2013. The decrease in product cost as a percent of product billings is attributed to an overall change in the composition of the Company’s customer base. As previously noted, the Company has concentrated on sales with a greater certainty of payment. Furthermore, the Company has also focused on eliminating historical accounts that offered significant rapid pay discounts. These changes have resulted in a reduction in actual billings and greater average per unit product revenue, thereby reducing our cost of product sold as a percent of product billings.

The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of product sold:

	Years Ended December 31,
	2014	2013
Derived from consolidated statements of operations:
Reported product revenue	$6,467,084	$8,505,667
Cost of product sold	$569,570	$1,054,194

Cost of product sold as a % of reported revenue	8.8%	12.4%

Derived from actual billings (net of rapid pay discounts):
Cash method billings	$3,849,298	$5,723,552

Accrual method billings	3,287,411	3,468,664
Total actual billings	$7,136,709	$9,192,216
Cost of product sold	$569,570	$1,054,194

Cost of product sold as a % of actual billings	8.0%	11.5%

Cost of Services Sold

The cost of services sold for the year ended December 31, 2014, decreased $288,153 to $1,646,958 from $1,935,111 for the year ended December 31, 2013. Cost of services sold consists primarily of salaries and employee benefits. During the year ended December 31, 2014 and 2013, salaries and employee benefits were $1,246,240 and $1,514,047, respectively, a decrease of $267,807. The decrease in salaries and employee benefits was the result of an approximate 20% reduction in personnel at the Company’s billing and collections subsidiary.

Operating Expenses

Operating expenses for the year ended December 31, 2014, decreased $2,900,421 to $7,506,782 from $10,407,203 for the year ended December 31, 2013. Operating expenses as a percentage of total revenue decreased from 109% of revenue to 106% of revenue in part due to decreased cash collections and expenses. Operating expenses consist of research and development expense (which decreased $70,235), and selling, general and administrative expenses (which decreased $2,830,186). Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the year ended December 31, 2014, decreased $70,235, to $158,730 from $228,605 for the year ended December 31, 2013. The level of expense typically varies from year to year depending on both the number of clinical trials that we have in progress and the level of activity occurring in the clinical trials. The level of activity during the year ended December 31, 2014 approximated the activity during the year ended December 31, 2013.

During the year ended December 31, 2014, two clinical studies were being conducted. The first study was a 60 patient clinical study with the University of Cincinnati Physicians Company, LLC, an Ohio nonprofit company. This study was being conducted on the effects of Theramine in the prevention of migraine headaches. The total financial obligations of $283,000 related to this study were being expensed upon the occurrence of predetermined milestones. During the year ended December 31, 2014, the Company recorded $88,000 in expense related to this study. Since the inception of this study, the Company has recorded an aggregate of $157,000 in direct costs related to this study. In October 2014 the Company elected to terminate this study. The Company was responsible for providing product for use in the University of Cincinnati study. The Company provided Theramine at the inception of the study and therefore did not incur any product costs during the year ended December 31, 2014. During the year ended December 31, 2013, the Company expensed $31,450 for the cost of Theramine that was used in this study. The second study is a 128 patient clinical study with the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., in support of Womack Army Medical Center Fort Bragg NC. This study, which commenced during the quarter ended June 30, 2014, is being conducted on the effectiveness of Theramine for the treatment of acute or sub-acute lower back pain due to injury. The total financial obligations of $248,000 related to this study are being expensed upon the occurrence of predetermined milestones. The study is expected to be completed in approximately 24 to 30 months. The cost associated with this study resulted in an expense of $15,000 during the year ended December 31, 2014. The financial obligations attributed to these two clinical studies comprise the majority of the Company’s research and development expenses. The remaining items that comprise the balance of research and development expenses are individually immaterial.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $7,348,412 and $10,178,598 for the year ended December 31, 2014 and 2013, respectively. As reflected in the table below, the decrease in SG&A for the year ended December 31, 2014, when compared to the year ended December 31, 2013, was primarily the result of various fluctuations in the following expense categories: salaries and employee benefits, professional fees, insurance and general and administrative expenses.

	Years Ended December 31,
	2014	2013	$ Change	% Change

Salaries and employee benefits	$4,360,693	$6,357,436	$(1,996,743)	(31.4%)
Professional fees	1,360,743	1,499,939	(139,196)	(9.3%)
Rent	259,381	245,763	13,618	5.5%
Insurance	285,013	479,432	(194,419)	(40.6%)
Depreciation & amortization	205,867	207,500	(1,633)	(0.8%)
General and administrative	876,715	1,388,528	(511,813)	(36.9%)
Total selling, general and administrative expenses	$7,348,412	$10,178,598	$(2,830,186)	(27.8%)

The $1,996,743 decrease in salaries and employee benefits is partially attributed to a reduction in stock based compensation expense of $702,014, severance agreements of $407,000, and temporary labor of $265,877. These three expense categories represent an aggregate reduction in salaries and employee benefits of $1,374,891. The remaining decrease of $621,852 is attributed to an overall reduction in employees. The Company has made a concerted effort to reduce costs and as a result of this effort the number of employees in the TMP segment has decreased from 33 employees at December 31, 2013 to 23 employees at December 31, 2014, a 30% reduction.

During the years ended December 31, 2014 and 2013, the Company recorded $49,804 and $751,818, respectively, related to the grants of stock options and restricted stock awards to our employees and non-employee directors. The decrease in stock based compensation of $702,014 is primarily due to the timing of when stock options are granted combined with the time period in which the stock options become vested. During the year ended December 31, 2013, the Company granted options to purchase 1,198,300 shares of the Company’s common stock, the majority of which were vested immediately. Conversely, no options were granted during the year ended December 31, 2014 and only a relatively limited number vested.

The Company entered into severance agreements with three former employees during the year ended December 31, 2013. As a result of these severance agreements, the Company recognized $407,000 in compensation expense, all of which was expensed as incurred. Conversely, the Company did not incur any additional expense related to severance agreements during the year ended December 31, 2014.

During the year ended December 31, 2013, the Company incurred $265,877 in expense related to temporary labor. The Company has generally discontinued the use of temporary labor and during the year ended December 31, 2014, did not incur any expense related to temporary labor.

The second largest component of our SG&A is professional fees which, compared to the year ended December 31, 2013, decreased by $139,196. During the year ended December 31, 2014, the Company experienced a decrease in professional fees as a result of multiple factors.

●	First, in prior years the Company had outsourced many services that are now performed internally. During the year ended December 31, 2013, the Company incurred $183,231 in expenses related to information technology consulting services. The Company has generally discontinued the use of temporary labor and during the year ended December 31, 2014, only incurred $12,815 in information technology consulting fees.

●	Second, during January 2013, the Company engaged a consultant for assistance in attaining Medicaid approval of four of the Company’s products: Theramine®, Sentra AM®, Sentra PM® and AppTrim®. The Company terminated this consulting engagement at March 31, 2014. During the year ended December 31, 2013, the Company recognized $120,000 in fees related to this consulting contract as opposed to $30,000 in fees during the year ended December 31, 2014.

●	Third, during the year ended December 31, 2013, the Company filed a Form S-1 registration statement, which was declared effective on April 19, 2013. The cost associated with the Company’s Form S-1 accounted for a decrease in legal fees of $100,000.

In aggregate, these three factors resulted in a decrease in professional fees of $360,416, which was partially offset by an increase in financial advisory and investor relations services of $297,667.

●	During the year ended December 31, 2014, primarily as a result of five different consulting agreements for financial advisory and investor relations services, the Company incurred $649,834 in fees for financial advisory and investor relations services, of which $503,996 was stock-based compensation from the issuance of warrants and common stock. During the year ended December 31, 2013, the Company incurred $352,167 for similar consulting services that were paid in cash.

The remaining variance in professional fees is due to various types of professional fees, none of which are significant individually.

Insurance expense decreased by $194,419 during the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease is primarily related to a decrease in premiums associated with the Company’s Directors and Officers insurance policy. During January 2014 the Company changed its insurance company and modified the coverage amounts of its Directors and Officers insurance policy. As a result of these changes the annual premium decreased by approximately $140,000.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years. The Company allocates depreciation and amortization expense between cost of sales and operating expenses. During the year ended December 31, 2014, as reflected in the Company’s consolidated statements of cash flows, depreciation and amortization remained relatively unchanged. The slight decrease in depreciation and amortization that is included in SG&A, of $1,633, is primarily attributed to the timing of when assets were placed in service.

General and administrative expense experienced a decrease of $511,813 during the year ended December 31, 2014 over the year ended December 31, 2013. During the year ended December 31, 2014, the Company has continued its practice to either postpone or eliminate discretionary expenses. Travel and office related expenses, components of the Company’s general and administrative expenses, represented some of the largest individual decreases. The remaining decreases in general and administrative expenses are a combination of several types of expenses, none of which are significant individually.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s warrant derivative liability. During the year ended December 31, 2014, the Company reported other expense of $1,218,230 compared with income of $170,230 during the year ended December 31, 2013.

Interest expense increased by $1,240,178, resulting in interest expense of $1,229,289 in the year ended December 31, 2014, as compared to income of $10,889 in the year ended December 31, 2013. During the year ended December 31, 2013, upon the successful resolution of the IRS examination of its 2010 through 2012 income tax returns, the Company wrote off $752,281 in interest and penalties that had been previously accrued. Thus, the actual increase in interest expense, after eliminating the effect of the $752,281 reversal of accrued income tax interest and penalties, is $487,897. The increase was primarily due to the $3.2 million loan with Cambridge Medical Funding Group (the “Cambridge Note”) that was completed on October 1, 2013. During the year ended December 31, 2014, the Company incurred interest expense from the Cambridge Note of $409,059 and recorded non-cash interest expense of $385,634 based on the estimated fair value of the warrants issued in connection with the Cambridge Note. During the year ended December 31, 2013, the Company incurred interest expense from the Cambridge Note of $144,188 and recorded non-cash interest expense of $231,380. The $419,125 increase in interest expense attributed to the Cambridge Note was partially offset by a reduction in interest expense on notes payable to related parties of $77,512.

Changes in the fair value of the Company’s warrant derivative liability resulted in income of $11,059 in the year ended December 31, 2014, compared with income of $159,341 in the year ended December 31, 2013. At December 31, 2014 and 2013, 95,000 warrants with anti-dilution ratcheting provisions were outstanding. The income in the years ended December 31, 2013 and 2014, represents a decrease in the warrant derivative liability in connection with the remaining 95,000 warrants.

Current and Deferred Income Taxes

In June 2013 the Company made a decision to fully reserve its net deferred tax assets. As a result of this decision, we recorded income tax expense in the year ended December 31, 2013 of $5,666,902 and did not record an income tax benefit during the year ended December 31, 2014. Further, as a result of the findings from the IRS and FTB audits for the tax years 2010 through 2012, we recorded income tax expense of $65,828 during the year ended December 31, 2014.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $8,745,804.

Net Loss

Net loss for the year ended December 31, 2014, was $3,895,009 compared to a net loss of $9,337,618 for the year ended December 31, 2013. The decreased net loss was a result of a combination of decreased revenues and expenses and the absence of a significant income tax expense as described above.

As reflected in the Company’s consolidated statement of cash flows for the years ended December 31, 2014 and 2013, the Company’s reported net loss is comprised of non-cash charges of $1,543,434 and $7,044,756, respectively. A summary of these non-cash charges is as follows:

	Year Ended December 31,
	2014	2013

Depreciation of property and equipment	$128,401	$142,500
Amortization of intangible assets	273,497	269,400
Amortization of debt discount	430,501	381,119
Stock-based compensation to employees and directors	49,804	657,849
Stock-based compensation to consultants	606,462	87,605
Income tax expense	65,828	5,665,624
Change in fair value of warrant derivative liability	(11,059)	(159,341)
Non-cash items included in net loss	$1,543,434	$7,044,756

FINANCIAL CONDITION

Our negative working capital of $11,815,621 as of December 31, 2014 increased $3,184,516 from our December 31, 2013 negative working capital of $8,631,105. Our operating losses during the year ended December 31, 2014 were funded primarily by proceeds from the sale of our common stock of $240,000, refunds from the IRS and FTB and from our beginning cash balance at December 31, 2013, of $491,806.

Unrecognized Accounts Receivable

As of December 31, 2014, we have approximately $7.5 million in unrecognized accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our Cash Method customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized accounts receivable, including cost of products sold, have already been expensed in our financial statements. In addition, for federal and state income tax purposes the Company has recognized these unrecognized accounts receivable as revenues. Therefore, the Company will not incur current tax liabilities for these unrecognized accounts receivable when they are collected.

For the three months ended December 31, 2014, the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables; specifically, the underlying outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices. The analysis takes into account the value of claims outstanding, the age of these claims, and historical claims settlement and payment patterns. At December 31, 2014, the Company determined that collections on its unrecognized accounts receivable would approximate $7.5 million. The analysis also took into account the impact of the agreement with Raven Asset-Based Opportunity Fund I LP (“Raven”), particularly the agreement dated June 28, 2013, as amended, regarding future collections. In exchange for loans of $3.2 million the Company assigned its interest in certain pre-2013 workers compensation claims to Raven and agreed to share approximately 50% of future collections proceeds from settlement of such claims. At December 31, 2014, cumulative payments made to CMFG and Raven pursuant to CMFG #2 were $2.2 million. The Company allocated these payments as debt repayment of $1,676,441 and interest expense of $523,559. Thus, at December 31, 2014, the remaining principal amount due to CMFG was $1,523,559. The Company expects CMFG will receive aggregate future payments of approximately $3.3 million. As a result of this updated and expanded analysis, of the total amount of $7.5 million in unrecognized accounts receivable, the Company expects to retain approximately $4.2 million, net of estimated amounts of future proceeds belonging to Raven pursuant to CMFG #2.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans. As noted above, we entered into an agreement with Raven that provided for loans of $3.2 million. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2014 and 2013, our independent auditor included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon either obtaining future equity financings or achieving profitable operations in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful in obtaining equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Net cash provided by operating activities for the year ended December 31, 2014, was $780,314 as opposed to net cash used in operating activities of $2,046,586 during the year ended December 31, 2013. During the years ended December 31, 2014 and 2013, the Company reported a net loss of $3,895,009 and $9,337,618, respectively. During the year ended December 31, 2014, the Company generated net cash from operating activities by increasing its accrued liabilities and reducing its current assets such as prepaid income taxes. Cash used in investing activities for the year ended December 31, 2014 and 2013, was nil and $121,420, respectively. During the year ended December 31, 2013, we incurred internal software development costs for our PDRx claims management and collection system of $83,430 and purchased property and equipment of $37,990. Historically, capital expenditures have been financed by cash from operating activities, equity transactions and related party loans.

Net proceeds from the sale of common stock of $240,000 combined with our positive cash flows provided by operating activities partially offset the negative cash flows from debt repayment activities. Ultimately, we experienced a decrease in cash of $480,067 in the year ended December 31, 2014. A decrease in cash collections on claims filed by CCPI on behalf of customers utilizing the Physician Managed Model and Hybrid Model negatively impacted cash flows in the year ended December 31, 2014. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business, such as workers compensation, to markets with shorter collection cycles, such as private insurance and cash sales.

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

CONTRACTUAL OBLIGATIONS

The Company leases its operating facility under a lease agreement expiring February 28, 2018 at the rate of $21,007 per month. The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility.

The Company has issued promissory notes to various individuals and entities. The aggregate principal amount due under the promissory notes is $4,027,970, of which only $122,290 is due in 1 – 3 years.

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

Allowance for doubtful accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently, accounts receivable are comprised of amounts due from our CMFG #1 Model, distributor customers and receivables from our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2014, of the collectability of invoices, we established an allowance for doubtful accounts of $55,773.

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

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2014 and 2013, so no long-lived asset impairment was recorded.

Intangible assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist, the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. No impairment indicators existed at December 31, 2014 and 2013, so no intangible asset impairment was recorded.

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

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2014, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Warrants	4,919,372	4,256,465
Stock options	2,421,041	2,794,841
	7,340,413	7,051,306

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

To the Audit Committee of the

Board of Directors and Shareholders

of Targeted Medical Pharma, Inc.

We have audited the accompanying consolidated balance sheets of Targeted Medical Pharma, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Targeted Medical Pharma, Inc., as of December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant net losses since its inception. The Company had an accumulated deficit of $26,917,416 and negative working capital of $11,815,621 as of December 31, 2014. In addition, the Company has incurred net losses since inception and incurred a net loss of $3,895,009 for the year ended December 31, 2014. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp

Irvine, CA

April 14, 2015

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS

Cash	$11,739	$491,806
Accounts receivable, net	203,348	268,834
Inventories	127,183	595,753
Prepaid income taxes	—	900,863
Other current assets	191,689	372,262
TOTAL CURRENT ASSETS	533,959	2,629,518

Property and equipment, net	107,185	235,586
Intangible assets, net	1,859,152	2,132,649
TOTAL ASSETS	$2,500,296	$4,997,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$1,460,352	$1,497,425
Accrued liabilities	7,273,980	5,654,682
Notes payable, current portion - related parties	2,504,411	2,621,067
Notes payable, current portion	1,092,762	1,458,315
Derivative liability	18,075	29,134
TOTAL CURRENT LIABILITIES	12,349,580	11,260,623

Notes payable, less current portion, net	122,290	754,828
TOTAL LIABILITIES	12,471,870	12,015,451

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value: 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value: 100,000,000 shares authorized; 26,768,756 shares issued and outstanding as of December 31, 2014; 25,741,181 shares issued and outstanding as of December 31, 2013	26,769	25,741
Additional paid-in capital	16,919,073	15,978,968
Accumulated deficit	(26,917,416)	(23,022,407)
TOTAL STOCKHOLDERS’ DEFICIT	(9,971,574)	(7,017,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,500,296	$4,997,753

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013

REVENUES
Product revenue	$6,467,084	$8,505,667
Service revenue	645,275	1,049,895
Total revenue	7,112,359	9,555,562

COST OF SALES
Cost of product sold	569,570	1,054,194
Cost of services sold	1,646,958	1,935,111
Total cost of sales	2,216,528	2,989,305

Gross profit	4,895,831	6,566,257

OPERATING EXPENSES
Research and development	158,370	228,605
Selling, general and administrative	7,348,412	10,178,598
Total operating expenses	7,506,782	10,407,203

Loss from operations	(2,610,951)	(3,840,946)

OTHER INCOME (EXPENSES)
Interest income (expense)	(1,229,289)	10,889
Change in fair value of warrant liability	11,059	159,341
Total other income (expenses)	(1,218,230)	170,230

Loss before income taxes	(3,829,181)	(3,670,716)

Income tax expense	65,828	5,666,902

NET LOSS	$(3,895,009)	$(9,337,618)

Basic and diluted net loss per common share	$(0.15)	$(0.39)

Basic and diluted weighted average common shares outstanding	26,385,517	23,828,693

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,895,009)	$(9,337,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	128,401	142,500
Amortization	273,497	269,400
Amortization of debt discount	430,501	381,119
Stock-based compensation to employees and directors	49,804	657,849
Stock-based compensation to consultants	606,462	87,605
Deferred income tax benefit	—	5,665,624
Change in fair value of warrant derivative liability	(11,059)	(159,341)
Changes in operating assets and liabilities:
Accounts receivable	65,486	85,159
Inventories	468,570	(117,254)
Prepaid income taxes	900,863	—
Other current assets	180,573	123,242
Other assets	—	26,679
Accounts payable	(37,073)	(663,596)
Accrued liabilities	1,619,298	792,046

Net cash provided by (used in) operating activities	780,314	(2,046,586)

Cash flows from investing activities:
Acquisition of intangible assets	—	(83,430)
Purchase of property and equipment	—	(37,990)

Net cash used in investing activities	—	(121,420)

Cash flows from financing activities:
Proceeds from issuance of common stock	240,000	250,000
Proceeds from notes payable - related parties	130,000	—
Payments on notes payable - related parties	(246,656)	(659,675)
Proceeds from notes payable, net	—	3,035,600
Payments on notes payable	(1,383,725)	(292,716)

Net cash (used in) provided by financing activities	(1,260,381)	2,333,209

Net (decrease) increase in cash	(480,067)	165,203

Cash at beginning of period	491,806	326,603

Cash at end of period	$11,739	$491,806

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$514,218	$375,571

Non cash investing and financing activities:
Escrow receivable	—	$123,047
Deferred loan fees	—	$164,400
Note discount from issuance of warrant in connection with notes payable	$44,867	$925,521
Amortization of note discount	$385,634	$381,119

Issuance of common stock from conversion of notes payable, related parties	—	$2,287,648
Issuance of common stock in connection with prepaid services	—	$136,000

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2013 and December 31, 2014

	Common Stock Issued		Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCES, December 31, 2012	23,008,782	23,009	11,659,744	(13,684,789)	(2,002,036)

Issuance of common stock for services	258,455	258	222,282	—	222,540

Issuance of common stock for cash	416,667	417	249,583		250,000

Issuance of common stock on conversion of debt	2,057,277	2,057	2,285,591	—	2,287,648

Compensation expense due to stock option issuances	—	—	601,309	—	601,309

Compensation expense due to warrant issuances	—	—	34,938	—	34,938

Warrants issued in connection with debt financings	—	—	925,521	—	925,521

Net loss	—	—	—	(9,337,618)	(9,337,618)

BALANCES, December 31, 2013	25,741,181	25,741	15,978,968	(23,022,407)	(7,017,698)

Issuance of common stock for services	627,575	628	398,122	—	398,750

Issuance of common stock for cash	400,000	400	239,600	—	240,000

Compensation expense due to stock option issuances	—	—	49,804	—	49,804

Compensation expense due to warrant issuances	—	—	207,712	—	207,712

Warrants issued in connection with debt financings from related party	—	—	44,867	—	44,867

Net loss	—	—	—	(3,895,009)	(3,895,009)

BALANCES, December 31, 2014	26,768,756	26,769	16,919,073	(26,917,416)	(9,971,574)

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

Segment Information:

The Company did not recognize revenue outside of the United States during the years ended December 31, 2014 and 2013. The Company’s operations are organized into two reportable segments: TMP and CCPI.

●	TMP: This segment includes PTL. TMP develops and distributes nutrient based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives and distributors. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property, is responsible for research and development relating to medical food products and development of software used for the dispensation and billing of medical foods and generic products. The TMP segment also manages contracts and chargebacks.

●	CCPI: This segment provides point-of-care dispensing solutions and billing and collections services.

Results for the years ended December 31, 2014 and 2013, are reflected in the table below:

For the year ended December 31,

	Total	TMP	CCPI
2014
Gross sales	$7,112,359	$6,467,084	$645,275
Gross profit (loss)	$4,895,831	$5,897,514	$(1,001,683)
Net loss	$(3,895,009)	$(2,893,326)	$(1,001,683)
Total assets	$2,500,296	$2,467,304	$32,992

2013
Gross sales	$9,555,562	$8,505,667	$1,049,895
Gross profit (loss)	$6,566,257	$7,451,473	$(885,216)
Net loss	$(9,337,618)	$(8,452,402)	$(885,216)
Total assets	$4,997,753	$4,670,390	$327,363

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company reported losses for the year ended December 31, 2014, totaling $3,895,009 as well as an accumulated deficit as of December 31, 2014, amounting to $26,917,416. As a result of our continued losses, at December 31, 2014, the Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $11,815,621. Further, the Company does not have adequate cash to cover projected operating costs for the next 12 months. As of December 31, 2014, the Company also owes approximately $875,000 to the Internal Revenue Service (“IRS”) and the California Franchise Tax Board (“FTB”) for unpaid payroll taxes. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful obtaining the equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair value. As of December 31, 2014 and 2013, the Company had no cash equivalents.

Considerations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.

Revenue Recognition

TMP markets medical foods and generic pharmaceuticals through employed sales representatives, independent distributors, and pharmacies. Product sales are invoiced upon shipment at Average Wholesale Price (“AWP”), which is a commonly used term in the industry, with varying rapid pay discounts, under five models: Physician Direct Sales, Distributor Direct Sales, Physician Managed, Hybrid Models, and the Cambridge Medical Funding Group WC Receivable Purchase Assignment Model.

Under the following revenue models, product sales are invoiced upon shipment. However, revenues are not recorded until collectability is reasonably assured, which the Company has determined is when the payment is received:

Physician Direct Sales Model (3% of product revenues for the year ended December 31, 2014): Under this model, a physician purchases products from TMP, but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms, in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount due from the physician for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

 TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributor Direct Sales Model (16% of product revenues for the year ended December 31, 2014): Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Physician Managed Model (38% of product revenues for the year ended December 31, 2014): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement, which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount due from the physician for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Hybrid Model (10% of product revenues for the year ended December 31, 2014): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

 TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CMFG #1 – WC Receivable Purchase Assignment Model (“CMFG #1”) (33% of product revenues for the year ended December 31, 2014): Under this model, physicians who purchase products from TMP under the Company’s Physician Managed Model will have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG, at a discounted rate. Each agreement is executed among CMFG, TMP, and each individual physician, and serves as a master agreement for all assigned receivables by the physician to CMFG. Since these accounts receivable originated from the Company’s Physician Managed Model, CCPI’s services are also retained. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, are satisfied directly by CMFG, usually within seven (7) days of transmission of the accounts receivable to CMFG. CMFG has agreed to pay an amount equal to 20% of eligible assigned accounts receivable as an advance payment. CMFG makes this payment directly to TMP, on behalf of the physician. TMP applies this payment to the physician’s financial obligations due to CCPI for the physician’s use of the Company’s medical billing and claims processing services, and the physician’s financial obligation due to TMP for the cost of the product. The Company recognizes revenue on the date that payment is due from CMFG. Under CMFG #1, the Company only receives the 20% advance payment, where such payment is without recourse or future obligation for TMP to repay the 20% advanced amount back to CMFG or the physician. Actual amounts collected on the assigned accounts receivable are shared between CMFG and the physician, where the first 37% of amounts collected are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to the physician and 25% is disbursed to CMFG.

During the years ended December 31, 2014 and 2013, the Company issued billings to Physician Managed and Hybrid model customers aggregating $3.8 million and $5.7 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with the above billings are expensed as incurred. Direct costs associated with all billings, aggregating $569,570 and $1,054,194, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. In accordance with the Company’s revenue recognition policy, the Company recognized revenues from certain of these customers when cash was collected, aggregating $4,525,978 and $5,037,003 during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had approximately $7.5 million in unrecorded accounts receivable that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. All unpaid invoices underlying claims assigned to CMFG pursuant to CMFG #1 are excluded from unrecorded accounts receivable.

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

 TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently, accounts receivable are comprised of amounts due from our CMFG #1, distributor customers and other miscellaneous receivables. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2014 and 2013, of the collectability of invoices, we established an allowance for doubtful accounts of $55,773 and $81,171, respectively.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2014 and 2013, so no long-lived asset impairment was recorded.

Intangible Assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If an impairment has occurred, the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. No impairment indicators existed at December 31, 2014 and 2013, so no intangible asset impairment was recorded for the years ended December 31, 2014 and 2013.

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

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC Topic 815-40 Derivatives and Hedging – Contracts in Entity’s own Equity (“ASC 815-40”). Pursuant to ASC 815-40, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability instead of as equity. The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the warrants at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the consolidated statement of operations. As of December 31, 2014, 95,000 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “change in fair value of warrant liability” on the consolidated statements of operations. The Company’s remaining warrants are recorded to additional paid in capital as equity instruments.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2014, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

 TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Warrants	4,919,372	4,256,465
Stock options	2,421,041	2,794,841
	7,340,413	7,051,306

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment, net are as follows:

	December 31,
	2014	2013

Computer equipment	$661,322	$710,907
Furniture and fixtures	164,451	245,616
Leasehold improvements	254,102	254,102
Total property and equipment, gross	1,079,875	1,210,625
Less: accumulated depreciation	(972,690)	(975,039)
Total property and equipment, net	$107,185	$235,586

Depreciation expense for the years ended December 31, 2014 and 2013 was $128,401 and $142,500, respectively. Depreciation included in Cost of Services for the years ended December 31, 2014 and 2013 was $67,568 and $75,578, respectively. No depreciation is recorded in Cost of Product Sales since all production for TMP is outsourced to a third party and stored at an outsourced facility. The remaining depreciation is recorded as part of general and administrative expenses.

5. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2014	2013

Patents	$355,630	$355,630
Internally developed software	1,577,367	1,577,367
Total, at cost	1,932,997	1,932,997
Accumulated amortization	(1,374,845)	(1,101,348)
Net intangible assets	558,152	831,649
Intangible asset with indefinite life:
URL medicalfoods.com	1,301,000	1,301,000
Total intangible assets	$1,859,152	$2,132,649

Future amortization for years ending after December 31, 2014 is as follows:

2015	$175,409
2016	$76,468
2017	$41,919
2018	$15,735
2019	$12,463
Thereafter	$236,158
$558,152

Amortization expense for the years ended December 31, 2014 and 2013 was $273,497 and $269,400, respectively.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES

During the quarter ended June 30, 2013, the Company determined to fully reserve the net deferred income tax assets by taking a full valuation allowance against these assets. As a result of this decision, during the year ended December 31, 2014, the Company did not recognize any income tax benefit as a result of its net loss. The table below shows the balances for the deferred income tax assets and liabilities as of the dates indicated.

	December 31, 2014	December 31, 2013
Deferred income tax asset-short-term	$1,517,270	$1,402,031
Allowance	(1,517,270)	(1,402,031)
Deferred income tax asset-short-term, net	—	—

Deferred income tax asset-long-term	8,303,462	7,145,404
Deferred income tax liability-long-term	(1,074,928)	(1,177,716)
Deferred income tax asset-long-term	7,228,534	5,967,688
Allowance	(7,228,534)	(5,967,688)
Deferred income tax asset-long-term, net	—	—

Total deferred tax asset, net	—	—

The IRS and FTB completed their respective examinations of the Company’s income tax returns for the tax years 2010 through 2012 in March 2014 and July 2014, respectively. The IRS concluded that the Company’s aggregate federal income tax liability for these tax years was $26,124 and the FTB determined that the Company’s state income tax liability for the years under examination was $39,704. As a result of these examinations, the Company recorded $65,828 in income tax expense during the year ended December 31, 2014. During the year ended December 31, 2013, the Company recognized income tax expense of $5,666,902. Income tax expense resulted from a valuation allowance for net deferred income tax assets of $7,369,719. The $7,369,719 valuation allowance includes the income tax benefit derived by the Company during the year ended December 31, 2013, of $1,704,095. As such, the effect of the valuation allowance attributed to $5,665,624 of the Company’s aggregate income tax expense. The remaining income tax expense, of $1,278, was due to state minimum taxes.

The components of the income tax provision are as follows:

	December 31, 2014	December 31, 2013
Current:
Federal	$26,124	$—
State	39,704	1,278
Total current	65,828	1,278
Deferred:
Federal	—	4,436,445
State	—	1,229,179
Total deferred	—	5,665,624
Income tax expense	$65,828	$5,666,902

The Company’s effective tax rates were 1.7% and 154.4% for the years ended December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance and final resolution of the Company’s Federal and state income tax audits for years 2010 through 2012, which resulted in $65,828 of income tax expense. In the previous year, management had decided to fully reserve the net deferred income tax assets by taking a full valuation allowance against these assets. During the year ended December 31, 2013, the effective tax rate differed primarily due to the change in the valuation allowance. The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% for 2014 and for 2013 to income tax expense is as follows:

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2014	2013
Statutory Federal tax rate	(35.0%)	(35.0%)
Increase (decrease) in tax rate resulting from:
Allowance against deferred tax assets	34.7%	200.8%
Derivative revaluation expense and other	7.5%	0.2%
Penalties and fines	—	(6.3%)
State taxes, net of federal benefit	(5.7%)	(5.8%)
Nondeductible meals & entertainment expense	0.2%	0.5%
Effective tax rate	1.7%	154.4%

Deferred tax components are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Deferred revenue	$3,075,550	$2,972,470
Net operating loss	3,356,001	2,405,950
Stock compensation expense	1,416,290	1,311,363
Accrued liability for payroll and vacation	883,901	746,606
Other accrued liabilities	610,644	595,943
R&D credits	455,621	455,621
Bad debt reserve	22,725	59,482
Total deferred tax assets	9,820,732	8,547,435

Deferred tax liabilities:
Depreciation	(549,266)	(641,198)
Loss on sale of accounts receivable	(525,662)	(536,518)
Total deferred tax liabilities	(1,074,928)	(1,177,716)
Valuation allowance	(8,745,804)	(7,369,719)

Net deferred tax assets	$—	$—

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

At December 31, 2014, the Company had total domestic Federal and state net operating loss carryovers of approximately $7,596,539 and $10,545,802, respectively. Federal and state net operating loss carryovers expire at various dates between 2021 and 2032.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company does not believe that such an ownership change has occurred in 2014 or 2013.

The 2013 and 2014 tax years remain open to examination by the Internal Revenue Service and California Franchise Tax Board. The IRS and FTB have the authority to examine those tax years until the applicable statute of limitations expire.

During the year ended December 31, 2013, as a result of the conclusion of the IRS examination of the Company’s 2010 through 2012 income tax returns, the Company reversed $752,281 of interest and penalties which were initially recorded during 2011.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the year ended December 31, 2014, the Company had stock-based compensation expense of $49,804, related to issuances to the Company’s employees and directors, included in reported net loss. The total amount of stock-based compensation to employees and directors for the year ended December 31, 2014, related solely to the issuance of stock options. During the year ended December 31, 2013, the Company had stock-based compensation expense included in reported net loss of $734,349. The total amount of stock-based compensation for the year ended December 31, 2013, included restricted stock grants valued at $133,040 and stock options valued at $601,309.

A summary of stock option activity for the years ended December 31, 2014 and December 31, 2013, is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2012	865,556	1,770,437	$2.31	8.10	$1,113,383
Amendment of 2011 SIP	2,000,000	—
Grants	(1,198,300)	1,198,300	$1.28
Cancellations and forfeitures	173,896	(173,896)	$2.01
Restricted stock awards	(48,455)	—

December 31, 2013	1,792,697	2,794,841	$1.89	7.03	$—
Cancellations and forfeitures	373,800	(373,800)	$2.62
Restricted stock awards	(75,000)	—

December 31, 2014	2,091,497	2,421,041	$1.77	5.88	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during the years ended December 31, 2013 or 2014.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All options that the Company granted during the years ended December 31, 2014 and 2013, were granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the issuance of these financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model. The Company did not issue any options during the year ended December 31, 2014. The assumptions used for the year ended December 31, 2013 are as follows:

Year Ended December 31, 2013
Weighted average risk free interest rate	0.51% – 1.32%
Weighted average life (in years)	3.5 – 5.0
Volatility	68% - 87%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$0.74

A summary of the changes in the Company’s nonvested options during the year ended December 31, 2014, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at December 31, 2013	250,000	$0.60	$—
Vested in 12 months ended December 31, 2014	79,167	$0.65	$—
Non-vested at December 31, 2014	170,833	$0.57	$—
Exercisable at December 31, 2014	2,250,608	$0.93	$—
Outstanding at December 31, 2014	2,421,441	$0.91	$—

As of December 31, 2014, total unrecognized compensation cost related to unvested stock options was $62,576. The cost is expected to be recognized over a weighted average period of 2.32 years.

8. WARRANTS

During the year ended December 31, 2013, the Company issued a total of 1,832,500 warrants, at an average exercise price of $2.01 per share. Included in this amount are 1,412,500 warrants issued to James Giordano, CEO of CMFG, and 400,000 warrants to Raven Asset-Based Opportunity Fund I LP, in connection with the June 28, 2013 loan to the Company by CMFG (See Note 10). During the year ended December 31, 2014, the Company issued a total of 662,907 warrants, at an average exercise price of $0.35 per share. Included in these issuances are 162,907 warrants issued to William E. Shell, M.D., the Company’s former Chief Executive Officer, in connection with the July 24, 2014 loan to the Company (See Note 10), and 500,000 warrants to several consultants for financial advisory and investor relations services.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year Ended December 31,
	2014	2013
Weighted average risk free interest rate	1.67% – 1.72%	0.75% - 2.66%
Weighted average life (in years)	5.0	5.0 – 10.0
Volatility	67%	71% - 86%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$0.67	$0.75

The following table summarizes information about common stock warrants outstanding at December 31, 2014:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	495,000	4.19	$0.01	345,000	$0.01
$0.80	162,907	4.62	$0.80	162,907	$0.80
$1.00	1,715,000	3.25	$1.00	1,715,000	$1.00
$2.00	1,812,500	8.55	$2.00	1,812,500	$2.00
$2.60	20,000	3.35	$2.60	20,000	$2.60
$3.38	713,965	2.06	$3.38	713,965	$3.38

$0.01 - 3.38	4,919,372	5.17	$1.61	4,769,372	$1.66

Included in the Company’s outstanding warrants are 2,586,872 warrants that were issued to a related party over the period from August 2011 through July 2014 at exercise prices ranging from $0.01 to $3.38. One of the related party warrants contains provisions that require it to be accounted for as a derivative security. As of December 31, 2014 and 2013, the value of the related liability was $18,075 and $29,134, respectively. Changes in these values are recorded as income or expense during the reporting period that the change occurs.

9. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2014, and December 31, 2013, are comprised of the following:

	December 31,
	2014	2013

Due to physicians	$2,659,698	$2,580,855
Accrued salaries and director fees	3,996,901	2,567,847
Other	617,381	505,980
Total accrued liabilities	$7,273,980	$5,654,682

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NOTES PAYABLE

Notes payable at December 31, 2014, and December 31, 2013, are comprised of the following:

	December 31,
	2014	2013
Notes payable to William Shell Survivor’s Trust (a)	$1,874,411	$2,007,820
Notes payable to William Shell (b)	130,000	—
Notes payable to Giffoni Family Trust (c)	—	113,247
Notes payable to Lisa Liebman (d)	500,000	500,000
Note payable to Cambridge Medical Funding Group, LLC (e)	1,523,559	2,907,284
Total notes payable	4,027,970	5,528,351
Less: debt discount	(308,507)	(694,141)
	3,719,463	4,834,210
Less: current portion	(3,597,173)	(4,079,382)
Notes payable – long-term portion	$122,290	$754,828

(a)	Between January 2011 and December 2012, William E. Shell, M.D., the Company’s Chief Executive Officer, Chief Scientific Officer, greater than 10% shareholder and a director, loaned $5,132,334 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of (i) $4,982,334 to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”), and (ii) $150,000 to the William Shell Survivor’s Trust (the “Survivor’s Trust”). On December 21, 2012, all notes issued to the Family Trust were assigned to the Survivor’s Trust (the “WS Trust Notes”) which in turn assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman. The WS Trust Notes accrue interest at rates ranging between 3.25% and 12.0% per annum. The principal on the WS Trust Notes is payable on demand and interest is payable on a quarterly basis.

During the years ended December 31, 2014 and 2013, the Company incurred interest expense of $87,286 and $155,348, respectively, on the WS Trust Notes. At December 31, 2014 and 2013, accrued interest on the WS Trust Notes totaled $21,316 and nil, respectively.

(b)	On July 24, 2014, Dr. Shell loaned $130,000 to the Company. As consideration for the loan, the Company issued Dr. Shell a promissory note in the aggregate principal amount of $130,000 (the “Shell Note”). The Shell Note accrues interest at the rate of 8% per annum and is payable on demand. As additional consideration for entering into the loan agreement, Dr. Shell received 162,907 warrants to purchase shares of the Company’s common stock at an exercise price of $0.798 per share (the “Shell Warrant”). The Company recorded a debt discount in the amount of $44,867 based on the estimated fair value of the Shell Warrant. The debt discount was amortized as non-cash interest expense on the date of issuance using the effective interest method. During the year ended December 31, 2014, the Company incurred interest expense of $49,426, including amortization of debt discount of $44,867, on the Shell Note. At December 31, 2014, accrued interest on the Shell Note totaled $1,938.

(c)	Between January 2011 and December 2012, Kim Giffoni the Company’s Executive Vice President of Foreign Sales and Investor Relations, greater than 10% shareholder and a director, loaned $300,000 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of $300,000 (the “Giffoni Notes”). The Giffoni Notes accrued interest at rates ranging between 3.25% and 6.0% per annum. During the years ended December 31, 2014 and 2013, the Company incurred interest expense of $1,171 and $9,251, respectively, on the Giffoni Notes. At December 31, 2014 and 2013, there was no accrued interest on the Giffoni Notes.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)	On December 21, 2012 the William Shell Survivor’s Trust assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman (the “Liebman Notes”), a related party. Lisa Liebman is married to Dr. Shell. The Liebman Notes accrue interest at rates ranging between 3.25% and 3.95% per annum. The principal and interest on the Liebman Notes is payable on demand. During the years ended December 31, 2014 and 2013, the Company incurred interest expense on the Liebman Notes of $19,190 and $19,090, respectively. At December 31, 2014 and 2013, accrued interest on the Liebman Notes totaled $4,837 and $21,044, respectively.

(e)	On June 28, 2013, the Company entered into an arrangement with CMFG which was governed pursuant to the terms of four contemporaneous agreements. On October 1, 2013, CMFG assigned its rights pursuant to the Workers’ Compensation Receivables Funding, Assignment and Security Agreement, to Raven Asset-Based Opportunity Fund I LP, a Delaware limited partnership (“Raven”). The components of the agreements are detailed as follows:

●	Workers’ Compensation Receivables Funding, Assignment and Security Agreement, as amended (“CMFG #2”) – The Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012 (the “Funded Receivables”), to Raven. In exchange, the Company received a loan of $3.2 million. Prior to July 1, 2014, the monthly division of collections on Funded Receivables was distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to Raven to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if Raven receives less than $175,000 in a given month); Third, to Raven in an amount up to $175,000; Fourth, to the Company in an amount of $125,000; Fifth, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Effective July 1, 2014, the monthly division of collections on the Funded Receivables was modified and until such time as Raven has received payment of $3.95 million in collections from Funded Receivables, the Funded Receivables will be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to Raven to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if Raven receives less than $125,000 in a given month); Third, to Raven in an amount up to $125,000; Fourth, to the Company in an amount of $125,000; Fifth, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Once Raven has received payment of $3.95 million in collections from Funded Receivables, the Funded Receivables will cease to be distributed as described above, and will instead be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; and Second, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 45% to 55%, respectively.

●	Common Stock Warrant to James Giordano, CEO of CMFG – The Company issued a ten (10) year warrant to purchase 1,412,500 shares of common stock at an exercise price of $2.00 per share (the “Giordano Warrant”) as consideration for consulting services performed by Mr. Giordano, as described below. The warrants became exercisable during December 2013. The exercisable amount is limited to the average trading volume for the ten days prior to the date of exercise.

●	Professional Services and Consulting Agreement with Mr. Giordano – The Company entered into a consulting arrangement with Mr. Giordano for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. Mr. Giordano’s only form of compensation for his consulting services was the issuance of the Giordano Warrant. The consulting agreement terminates at such time as all the obligations or contemplated transactions detailed in the Giordano Warrant have been satisfied.

●	Professional Services and Consulting Agreement with CMFG – The Company entered into a consulting arrangement with CMFG for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. The agreement provided for the Company to pay a one-time fee of $64,000 upon execution of the agreement.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company recorded a debt discount in the amount of $925,521 based on the estimated fair value of the Giordano and Raven Warrants. The debt discount is being amortized as non-cash interest expense over the term of the debt using the effective interest method. During the years ended December 31, 2014 and 2013, interest expense of $385,634 and $231,380, respectively, was recorded from the debt discount amortization.

During the years ended December 31, 2014 and 2013, the Company incurred interest expense, excluding amortization of debt discount, of $409,059 and $114,500, respectively, pursuant to CMFG #2.

11. RELATED PARTY TRANSACTIONS

Notes Payable

As of December 31, 2014, and December 31, 2013, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $2,504,411 and $2,621,067, respectively (See Note 10).

12. CONCENTRATIONS

A significant portion of the Company’s billings and revenues are derived from the sale of a single product.

In both of the years ended December 31, 2014 and 2013, the Company derived 39% of its billings from the sale of Theramine. While demand remains strong for Theramine, we cannot assure you it will continue in the future. If demand were to decrease for Theramine it may have a material adverse effect on the Company’s operating results.

A substantial portion of the Company’s billings and revenues are derived from a limited number of physician clients and the loss of any one or more of them may have an immediate adverse effect on our financial results.

In both of the years ended December 31, 2014 and 2013, 11% of the Company’s billings were derived from individual customers representing 10% or more of the total sales. The Company does not receive purchase volume commitments from clients and physicians may stop purchasing our products and services with little or no warning. The loss of any one or more of these customers may have an immediate adverse effect on our financial results.

Major Vendor

The Company purchases its medical food manufacturing services from a single source. The Company is dependent on the ability of this vendor to provide inventory on a timely basis. The loss of this vendor or a significant reduction in product availability and quality could have a material adverse effect on the Company. While the Company keeps at least a two months inventory on hand, it could take between two and five months to set up and test a new supplier, leading to up to four months of product backorder. The Company’s relationship with this vendor is in good standing. We have vetted several other manufacturing facilities and have determined that we could immediately transfer manufacturing without a significant disruption in the business in the event that there is a disruption at our current manufacturing facility.

13. LEASE COMMITMENTS

The Company leases its operating facility under a lease agreement expiring February 28, 2018. The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility. The Company’s net rent expenses for the years ended December 31, 2014, and December 31, 2013, were approximately $252,000 and $240,000.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum annual rentals on the operating facility for the fiscal years ending December 31 are as follows:

2015	$252,084
2016	252,084
2017	252,084
2018	42,014
Total	$798,266

14. EQUITY TRANSACTIONS

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

During the year ended December 31, 2013, the Company issued an aggregate of 258,455 shares of its common stock pursuant to agreements with former employees and consultants to the Company. The shares were valued at $222,540, an average of $0.86 per share based on the fair value of the common stock on the date of issuance.

On March 21, 2014, the Company entered into a subscription agreement with Ultera Pty Ltd ATF MPS Superannuation Fund (“Ultera”). Dr. Wenkart, a director of the Company, is the owner and director of Ultera. The Company issued and sold to Ultera 400,000 shares of its common stock. The issuance resulted in aggregate gross proceeds to the Company of $240,000.

During the year ended December 31, 2014, the Company issued an aggregate of 627,575 shares of its common stock pursuant to agreements with its directors and consultants to the Company. The shares were valued at $398,750, an average of $0.64 per share. As a result of these issuances, the Company recorded an expense of $130,500 and a reduction in its liabilities of $268,250.

15. COMMITMENTS AND CONTINGENCIES

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SUBSEQUENT EVENTS

On January 13, 2015, the Company entered into a securities purchase agreement, pursuant to which the Company sold a senior secured convertible debenture (the “Debenture”) in the principal amount of $650,000, to Derma Medical Systems, Inc. (“Derma”). Thomas R. Wenkart, M.D., a director of the Company, is the owner and President of Derma. The Debenture accrues interest at 4% per annum, throughout the term of the Debenture, and unless earlier converted into shares of the Company’s common stock, has a maturity date of January 12, 2018. Interest on the Debenture is paid semi-annually, at the Company’s option, in either cash or shares of common stock. At Derma’s option, the principal amount of the Debenture is convertible into shares of common stock at a conversion price of $0.30, subject to adjustment. The financing closed on January 15, 2015.

On February 23, 2015, the Company entered into an unsecured promissory note, pursuant to which the Company received the principal amount of $1.2 million, from Shlomo Rechnitz (the “Lender”). The promissory note accrues interest at 4% per annum, throughout its term, and has a maturity date of February 22, 2017. Principal and interest on the promissory note is payable in monthly installments of $52,109.91, beginning on March 22, 2015, and continuing until February 22, 2017. The loan closed on February 24, 2015. The Company plans to use the proceeds of the loan for working capital and general corporate purposes.

On March 13, 2015, we received from counsel for Dr. Shell, Ms. Liebman, the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”) and the William Shell Survivor’s Trust (the “Survivor’s Trust”), a written demand for repayment of all principal and interest outstanding on all outstanding notes. The Company disputes both the enforceability of the demand and the validity of the June 2012 amendment that modified the terms of all notes that were issued to both the Family Trust and to Ms. Liebman prior to June 22, 2012 from five year term notes to demand notes.

On March 18, 2015, an interim award in the amount of $1.17 million dollars was issued against TMP for breach of contract, and in favor of PDR Medical Management, LLC, a California Limited Liability Company, a former distributor of the Company’s products, at an Arbitration through JAMS. The amount of the award was for sums previously included in the Company’s financial statements as “Due to Physicians” (See Note 9).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Controls over Financial Reporting

During the most recent fiscal quarter 2014 (the fourth fiscal quarter of 2014) there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information regarding our current directors as of April 13, 2015.

		Position and Offices	Served as a
Name	Age	Held with the Company	Director Since
Kim Giffoni	63	Chief Executive Officer and Director	1999
David S. Silver, M.D.	49	Chief Medical Officer and Director	2011
Maurice J. DeWald	75	Director	2011
Thomas Wenkart, M.D.	71	Director	2014
Kerry N. Weems (1)	58	Director and Non-Executive Chairman	2014

(1) Mr. Weems served as a director of the Company from August 2012 to May 2013. Mr. Weems also served as the Chairman of the Nominating and Corporate Governance Committee, a member of the Audit Committee and a member of the Compensation Committee.

Kim Giffoni

Mr. Giffoni was appointed Chief Executive Officer of the Company on January 9, 2015. Mr. Giffoni is a founder of the Company and served as Executive Vice President of Foreign Sales and Investor Relations from December 2010 to January 2015 and as President and Chief Operating Officer of the Company from December 1999 to December 2010 (Mr. Giffoni also acted as a director through this time). Prior to assuming his current responsibilities, from April 1996 to May 1999, Mr. Giffoni served as president of NutraCorp Scientific, Inc., a dietary supplement company marketing and selling nutritional products worldwide. From January 1983 to March 1996, Mr. Giffoni founded and served as president of Giffoni Development Company. Under Mr. Giffoni’s direction the company profitably developed and sold multi-million dollar residences in Southern California. From 1980 through 1983 Mr. Giffoni served as an advertising manager of Herald Community Newspapers supervising advertising insert flow into fifteen local newspapers throughout Southern California. Prior to working for the Los Angeles based Herald Community Newspapers, from 1972 through 1979, Mr. Giffoni served as advertising director of the Las Virgenes Enterprise Newspaper Group and co-founded the weekly newspaper Malibu Surfside News. Mr. Giffoni earned a Bachelor of Arts in Communications from California State University at Northridge. Mr. Giffoni is a former professional baseball player for the Kansas City Royals Professional Baseball Club and is a commercially-rated helicopter pilot. Mr. Giffoni’s qualifications to serve as a director include his role as a founding member of the Company, his experience in sales and marketing and his background in business development.

David Silver, M.D.

Dr. Silver was appointed Chief Medical Officer of the Company on January 9, 2015. Dr. Silver served as President and Chief Operating Officer of the Company from March 2013 to December 2014 and as Executive Vice President of Medical and Scientific Affairs from December 2011 to March 2013. Dr. Silver has been a director since October 2011. Dr. Silver is a practicing board certified rheumatologist and internist with privileges at Cedars-Sinai Medical Center in Los Angeles, California and served as clinical chief of rheumatology at Cedars Sinai from October 2000 to September 2004. Since June 1993, Dr. Silver has taught at the University of California at Los Angeles School of Medicine in various capacities and in July 2004 was named an associate clinical professor. From December 1994 to October 2008, Dr. Silver served as the director of the Chronic Pain Rehabilitation Program at Cedars-Sinai Medical Center and, since January 1993, Dr. Silver has served as associate medical director of the Osteoporosis Medical Center, a non-profit research corporation in Beverly Hills, California. From May 2003 to April 2006, Dr. Silver served as member of the scientific advisory committee of the American College of Rheumatology and, from May 2000 to April 2002, he served as a member of the awards and grants committee. Dr. Silver has written a book entitled Playing Through Arthritis: How to Conquer Pain and Enjoy Your Favorite Sports and Activities. Dr. Silver has also been granted several research grants to study osteoarthritis, osteoporosis, fibromyalgia, rheumatoid arthritis and epicondylitis. Dr. Silver is the author of numerous publications in peer-reviewed journals and has regularly accepted speaking engagements on various topics in rheumatology. Dr. Silver also serves as peer reviewer for Arthritis and Rheumatism, Clinical Rheumatology, Osteoporosis International, Journal of Osteoporosis and American Journal of Managed Care. Dr. Silver received a Bachelor of Arts degree in medical sciences with a minor in economics from Boston University and a medical degree from the Boston University School of Medicine. He did his residency training in internal medical at Northwestern University School of Medicine and his fellowship in Rheumatology at Cedars Sinai Medical Center. Dr. Silver’s qualifications to serve as a director include his extensive background in medicine, his experience as a practicing physician prescribing our products, and his prior leadership in managing our Company.

Maurice J. DeWald

Mr. DeWald has served as a director since February 2011. Mr. DeWald had also served as Chairman of the Board of Directors from October 2011 to June 2014. Since June 1992, Mr. DeWald has served as the chairman and chief executive officer of Verity Financial Group, Inc., a financial advisory firm with a primary focus on the healthcare and technology sectors. Mr. DeWald also serves as a director of Healthcare Trust of America, Inc. Mr. DeWald also previously served as a director of Tenet Healthcare Corporation, ARV Assisted Living, Inc., Quality Systems, Inc., Mizuho Corporate Bank of California, and as non-executive Chairman of Integrated Healthcare Holdings, Inc. From 1962 to 1991, Mr. DeWald worked with the international accounting and auditing firm of KPMG, LLP, where he served at various times as an audit partner, a member of the board of directors and managing partner of the Orange County, California, Los Angeles, California and Chicago offices. Mr. DeWald has served as chairman and director of both the United Way of Greater Los Angeles and the United Way of Orange County California. Mr. DeWald holds a Bachelor of Arts degree in Accounting and Finance from the University of Notre Dame and is a member of its Mendoza School of Business Advisory Council. Mr. DeWald is a Certified Public Accountant (inactive), and is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. DeWald’s qualifications to serve as a director include his experience as a director of companies focused on health care, which familiarized him with the regulatory framework within which we work, as a financial advisor to the healthcare industry as well as his education and experience in accounting.

Thomas R. Wenkart, M.D.

Dr. Wenkart has served as a director since March 2014. Dr. Wenkart established Macquarie Health Corporation in Sydney, Australia in 1976 and currently serves as its Chief Executive Officer and Chairman of the Board. Macquarie Health Corporation operates a hospital services division and a medical equipment division. With 5 private hospitals, Macquarie Health Corporation is one of the largest private hospital operators in Sydney. The medical equipment division is the technology arm of Macquarie and is active in research, design, manufacture and sale of ECG monitoring equipment and other innovative products in Australia with worldwide distribution including Europe, China and South-East Asia. Dr. Wenkart received a medical degree from the Sydney University School of Medicine in 1968. He went to Royal Newcastle Hospital and entered General Practice and the world of medical computing in 1970. Dr. Wenkart’s qualifications to serve as a director include his extensive background in medical computing, electronic health records, biomedical technology, operations and management systems combined with his experience as the founder of Macquarie Health Corporation.

Kerry N. Weems

Mr. Weems has served as a director since June 2014 and as Chairman of the Board of Directors since January 9, 2015. Further, Mr. Weems had previously served as a director of the Company from August 7, 2012 to May 8, 2013. Mr. Weems has been Chief Executive Officer of TwinMed, LLC since December 16, 2013. Mr. Weems previously served as the vice president and general manager of Health Solutions Sector at General Dynamics Information Technology, Inc. from October 2011 to November 2013. In this position, Mr. Weems provided executive leadership to more than 4,500 health and health information technology professionals providing solutions in fraud detection and prevention, quality and pay for performance, system and infrastructure modernization, integrated contact centers and data analytics. Prior to joining General Dynamics Information Technology, Mr. Weems led Vangent, Inc.’s (“Vangent”) Health Division from August 2009 to December 2009. Vangent was acquired by General Dynamics in September 2011 after which he took on his current title at General Dynamics. Prior to Vangent, Mr. Weems served 28 years with the federal government and served as an Administrator of the Centers for Medicare and Medicaid Services and Vice Chairman of the American Health Information Community, where he implemented the Medicare e-prescribing program, began pilot projects for electronic health records and personal health records, and instituted a number of landmark payment reforms, including non-payment for certain medical errors. Mr. Weems served in a number of senior positions at the Department of Health and Human Services, including Deputy Chief of Staff, Chief Financial Officer and Chief Budget Officer, where he oversaw a budget exceeding $700 billion. While at HHS, he led the implementation of the largest and most successful automated financial management system in government, the Unified Financial Management System. Mr. Weems served in both Republican and Democratic administrations and received the highest award for civilian employees, the Presidential Rank award, from Presidents Clinton and Bush. Mr. Weems has a Masters of Business Administration from the University of New Mexico and Bachelor degrees in Philosophy and Management from New Mexico State University. Mr. Weems’ qualifications to serve as a director include his extensive background in the private and public healthcare sector, as well as his education and experience in finance and administration.

Executive Officers

The following table sets for information about our current executive officers as of April 13, 2015.

		Position and Offices	Served as an
Name	Age	Held with the Company	Officer Since
Kim Giffoni	63	Chief Executive Officer and Director	1999
David S. Silver, M.D.	49	Chief Medical Officer and Director	2011
William B. Horne	46	Chief Financial Officer	2013
Douglas P. Gintz	48	Chief Technology Officer	2012

Kim Giffoni

For additional information about Mr. Giffoni, please see information regarding the Company’s Directors above.

David S. Silver, M.D.

For additional information about Dr. Silver, please see information regarding the Company’s Directors above.

William B. Horne

Mr. Horne has served as the Chief Financial Officer since August 2013. Mr. Horne previously held the position of Chief Financial Officer in various companies in the healthcare and high-tech field, including OptimisCorp, from January 2008 to May 2013, a privately held, diversified healthcare technology company located in Los Angeles, California. Mr. Horne served as the Chief Financial Officer of Patient Safety Technologies, Inc. (OTCBB: PSTX), a medical device company located in Irvine, California, from June 2005 to October 2008 and as the interim Chief Executive Officer from January 2007 to April 2008. In his dual role at Patient Safety Technologies, Mr. Horne was directly responsible for structuring the divestiture of non-core assets, capital financings and debt restructuring. Mr. Horne held the position of Managing Member & Chief Financial Officer of Alaska Wireless Communications, LLC, a privately held, advanced cellular communications company, from its inception in May 2002 until November 2007. Mr. Horne was responsible for negotiating the sale of Alaska Wireless to General Communication Inc. (NASDAQ: GNCMA). From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington. Mr. Horne has also held supervisory positions at Price Waterhouse, LLP and has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University.

Douglas P. Gintz

Mr. Gintz has served as the Chief Technology and Information Officer since January 2012. Mr. Gintz has broad experience delivering technology and content solutions to a wide audience for over 26 years. Specializing in emerging technologies, he’s developed adaptive manufacturing compliance systems and native web applications for Fortune 500 companies and health care. Mr. Gintz also has hands-on experience bringing retail products to market from concept, planning, programming, and package design to marketing. Prior to joining Targeted Medical Pharma, Mr. Gintz founded Global Web Applications LLC where he served as its Chief Executive Officer and lead developer from August 2002 to January 2012. His clientele ranged from start-ups to multinational corporations including Dress Barn (NASDAQ: DBRN) and Roxio, Inc. (NASDAQ: ROXI). From August 1996 to July 2002, Mr. Gintz was employed at Nova Development Corp as a developer and key strategist where he held the positions of Directory of Strategy and Planning, Product Manager and Creative Director. Mr. Gintz oversaw development of their Window’s creativity product lines sold in leading US retail chains including BestBuy, Staples and Costco. During his employ, Mr. Gintz managed the Web and Design Departments, Product Marketing Group while supervising domestic and overseas programmers. Mr. Gintz has earned a Bachelor of Arts from California State University, Northridge with an emphasis in Design.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2014 except as stated below.

	Number	Transactions	Known
	of late	not timely	failures to file
Name and Relationship	reports	reported	a required form
William E. Shell, M.D., Officer & Director	2	5	0
Thomas R. Wenkart, M.D., Director	1	1	0

Corporate Governance

Director Independence

Although the Company’s securities are not listed on any national securities exchange and we are therefore not required to have a majority of independent directors, we apply the Nasdaq Stock Market LLC’s (“Nasdaq”) standard for independent directors to determine which, if any, of our directors are independent pursuant to such definition. Nasdaq defines an independent director generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has determined that Maurice J. DeWald, Dr. Thomas Wenkart, and Kerry N. Weems are “independent directors” as such term is defined by Nasdaq Marketplace Rule 5605(a)(2).

Board Committees

There are three permanent committees of the Board: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which is described below. Each committee is composed of Messrs. DeWald, Weems and Dr. Wenkart.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our Board adopted a written charter for the Audit Committee which is available, free of charge, from the Company by writing to the Secretary at Targeted Medical Pharma, Inc., at 2980 Beverly Glen Circle, Suite 301, Los Angeles, CA 90077, calling (310) 474-9809 or visiting our website at www.tmedpharma.com/docs/ir-docs/TMP-Charter_of_the_Audit_Committee_1_2013.pdf.

Mr. DeWald serves as Chairperson of the Audit Committee and Mr. Weems and Dr. Wenkart serve as members of the Audit Committee. Our Board has determined that Mr. DeWald is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and the Nasdaq Capital Market listing standards. The Audit Committee is required to report regularly to the Board to discuss any issues that arise with respect to the quality or integrity of our financial statements, compliance with legal or regulatory requirements, or the performance and independence of the independent auditors.

Compensation Committee

The Compensation Committee is responsible for establishing and reviewing the appropriate compensation of our directors and executive officers, for reviewing employee compensation plans and for considering and making grants and awards under, and administering, our equity incentive plans. Dr. Wenkart serves as chairperson of the Compensation Committee and Messrs. DeWald, and Weems serve as members on the Compensation Committee. Among other functions, the Compensation Committee oversees the compensation of our chief executive officer and other executive officers and senior management, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites and administers any such plans or programs as required by the terms thereof.

The Compensation Committee has adopted a written charter, a copy of which is available, free of charge, from the Company by writing to our Secretary at Targeted Medical Pharma, Inc., at 2980 Beverly Glen Circle, Suite 301, Los Angeles, CA 90077, calling (310) 474-9809 or by visiting our website at www.tmedpharma.com/docs/ir-docs/TMP-Charter-of-the-Compensation-Committee.pdf.

Nominating and Corporate Governance Committee

Mr. Weems serves as Chairperson of the Nominating and Corporate Governance Committee and Mr. DeWald and Dr. Wenkart serve as members of the Nominating and Corporate Governance Committee. The principal duties and responsibilities of our nominating committee are to identify qualified individuals to become board members, recommend to the Board individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to the Board our corporate governance guidelines. The Corporate Governance and Nominating Committee has adopted a written charter, a copy of which is available, free of charge, from the Company by writing to our Secretary at Targeted Medical Pharma, Inc., at 2980 Beverly Glen Circle, Suite 301, Los Angeles, CA 90077, calling (310) 474-9809 or by visiting our website at www.tmedpharma.com/docs/ir-docs/TMP-2013_Nominating_and_Corporate_Governance_Committee_Charter.pdf.

Code of Ethics and Code of Conduct for Executive Officers and Directors

We adopted a Code of Ethics and a Code of Conduct for Executive Officers and Directors, both of which are available on our internet web site (at www.tmedpharma.com/corporate-governance) and will be provided in print without charge to any stockholder who submits a request in writing to Targeted Medical Pharma, Inc., 2980 Beverly Glen Circle, Suite 301, Los Angeles, CA 90077, Attention: Secretary. The Code of Conduct for Executive Officers and Directors applies to each director and executive officer, including the Chief Financial Officer and Chief Executive Officer. This Code of Ethics provides principles to which these executive officers are expected to adhere and which they are expected to advocate. The principles of the Code of Ethics are aligned to and apply to those officers in addition to the Code of Conduct.

Item 11. Executive Compensation.

The following table sets forth compensation paid by us for the years indicated to the individuals who served as our Chief Executive Officer and Chief Scientific Officer, President and Chief Operating Officer, Executive Vice President of Foreign Sales and Investor Relations, Chief Financial Officer and Chief Technology Officer during the year ended December 31, 2014. These individuals are referred to as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
William E. Shell, MD, Chief Executive Officer and	2014	480,958	0	0	0	0	480,958
Chief Scientific Officer (2)	2013	476,218	0	0	131,766	0	607,984

David S. Silver, MD,	2014	440,427	0	0	0	181,000	621,427
President and Chief Operating Officer (3)	2013	437,750	0	0	303,291	181,000	922,041

Kim Giffoni, Executive Vice President of Foreign	2014	484,556		0	0	0	484,556
Sales and Investor Relations (2)	2013	476,218	0	0	0	0	476,218

William B. Horne,	2014	275,000	50,000	0	0	0	325,000
Chief Financial Officer (4)	2013	69,519	0	0	72,558	0	142,077

Douglas P. Gintz, Chief Technology Officer and Chief	2014	207,692	0	0	0	0	207,692
Information Officer (5)	2013	180,000	0	0	73,829	0	253,829

(1)	Represents the grant date fair value determined in accordance with Accounting Standards Codification (“ASC”) 718 Share Based Payments, for the stock option awards granted to our named executive officers for the periods presented.

(2)	During December 2012 Dr. Shell and Mr. Giffoni began deferring the payment of their salaries. During 2013 and 2014 Dr. Shell deferred $476,218 and $166,210, respectively. During 2013 and 2014 Mr. Giffoni deferred $413,719 and $342,258, respectively.

(3)	Other compensation for Dr. Silver for 2013 and 2014 includes $175,000 in non-recoverable base commission payments and $6,000 for an automobile allowance. During 2014 Dr. Silver deferred salary and commissions of $40,923.

(4)	Mr. Horne’s employment with the Company began on August 19, 2013. During 2014 Mr. Horne deferred salary and bonus of $75,961.

(5)	During 2014 Mr. Gintz deferred salary of $13,731.

Agreements with Company Insiders

We entered into employment agreements with each of Dr. Shell and Mr. Giffoni (the “Company Insiders”), each dated June 1, 2010 and amended on January 31, 2011, pursuant to which they served as our Chief Executive Officer and Executive Vice President of Foreign Sales and Investor Relations, respectively. Each of the Company Insiders employment agreements expired on December 31, 2014.

The agreements provided for each Company Insider to receive an initial annual base salary of $450,000, subject to cost of living increases not to exceed 5% annually. In addition, the employment agreements provided that the Company Insiders’ annual base salary shall be subject to increase in the event stated EBITDA thresholds are achieved. The Company Insiders were also eligible for discretionary annual cash bonuses as determined by the Board.

Each employment agreement with the Company Insiders also contained an indemnification provision wherein we promised to defend, indemnify, and hold the employee harmless to the fullest extent permitted by law against any and all liabilities incurred by the employee in connection with the Company Insider’s good faith performance of such individual’s employment.

Each employment agreement contained customary non-competition provisions that extend to twelve months following the termination of the Company Insider’s employment with us. The Company Insiders have also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

On January 9, 2015, the Company’s Board of Directors (the “Board”) voted to terminate Dr. Shell’s employment with the Company and remove him as Chairman of the Board. At the time of his termination, Dr. Shell was the Company’s Chief Executive Officer and Chief Scientific Officer. In connection with the termination of Dr. Shell’s employment, the Board appointed Kim Giffoni as the Company’s Interim Chief Executive Officer.

David S. Silver, MD

On December 21, 2011, we entered into an employment agreement (the “Silver Employment Agreement”) with David Silver, MD, a director of the Company, pursuant to which Dr. Silver began to serve as Executive Vice President of Medical and Scientific Affairs of the Company for a term (the “Silver Term”) that commenced on November 28, 2011 (the “Silver Effective Date”) and which expired on December 31, 2014. Dr. Silver served as President and Chief Operating Officer of the Company from March 2013 to December 2014. In connection with the termination of Dr. Shell’s employment, the Board appointed Dr. Silver as the Company’s Chief Medical Officer. The Company does not currently have an employment agreement with Dr. Silver.

Pursuant to the Silver Employment Agreement, Dr. Silver received an initial base salary (the “Silver Base Salary”) of $425,000 per year and a non-recoverable Base Commission of $175,000 per year (the “Silver Base Commission”). Effective January 1, 2013 and for each calendar year of the Silver Term thereafter, the Silver Base Salary was increased by the greater of (i) 3% or such greater percentage as determined by the Board of Directors and (ii) an annual inflation adjustment equivalent to the inflation adjustment applied to the base salary of the Chief Executive Officer. Dr. Silver also received a monthly car allowance of $500 and was entitled to participate in benefit plans available to all employees of the Company.

In connection with the execution of the Silver Employment Agreement, Dr. Silver was granted ten-year options to purchase 400,000 shares of Common Stock (the “Silver Options”) with an exercise price equal to the fair market value per share (as determined in accordance with Section 409A of the Internal Revenue Code). The Silver Options vested as to 50% of the grant on the Effective Date and vested as to the remaining 50% on the one-year anniversary of the Effective Date.

The Silver Employment Agreement contained an indemnification provision wherein the Company promised to defend, indemnify, and hold Dr. Silver harmless to the fullest extent permitted by law against any and all liabilities incurred by Dr. Silver in connection with his good faith performance of his duties and obligations pursuant to the Silver Employment Agreement. Dr. Silver has also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

William B. Horne

On August 15, 2013, we entered into an employment agreement with William B. Horne pursuant to which Mr. Horne would serve as our Chief Financial Officer. On December 20, 2013, the Company and Mr. Horne entered into an amendment to the employment agreement between the Company and Mr. Horne (collectively, the “Horne Employment Agreement”). The Horne Employment Agreement expired on August 13, 2014. Pursuant to the Horne Employment Agreement, Mr. Horne was entitled to receive a base salary (the “Horne Base Salary”) of $275,000 per year. Mr. Horne was also eligible to earn a cash or equity bonus (the “Horne Bonus”) for each calendar year of his employment. If the Company maintained predetermined cash balances or there was a successful resolution of the pending examination of the Company’s 2010 Federal and State Income tax returns, then Mr. Horne was entitled to a one-time cash bonus of $50,000. Mr. Horne was entitled to participate in any of the Company’s benefit plans in effect from time to time for employees of the Company. Mr. Horne was entitled to three weeks of paid vacation, to be scheduled and taken in accordance with the Company’s standard vacation policies. In addition, Mr. Horne was entitled to sick leave and holidays at full pay in accordance with the Company’s policies established and in effect from time to time.

In connection with the execution of the Horne Employment Agreement, Mr. Horne was granted a seven–year options to purchase 150,000 shares of Common Stock (the “Horne Options”) with an exercise price equal to the fair market value per share (as determined in accordance with Section 409A of the Internal Revenue Code). The Horne Options will vest over four years, 25% per year, on the anniversary of the effective date, August 19, 2013.

The Horne Employment Agreement contained an indemnification provision wherein the Company promised to defend, indemnify, and hold Mr. Horne harmless to the fullest extent permitted by law against any and all liabilities incurred by Mr. Horne in connection with his good faith performance of his duties and obligations pursuant to the Horne Employment Agreement. Mr. Horne has also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

Douglas P. Gintz

On January 6, 2012, we entered into a letter agreement with Douglas P. Gintz pursuant to which Mr. Gintz would serve as our Chief Technology and Information Officer. On January 20, 2014, we increased Mr. Gintz’ annual base salary from $180,000 to $210,000. Mr. Gintz is entitled to participate in any of the Company’s benefit plans in effect from time to time for employees of the Company. Mr. Gintz is entitled to three weeks of paid vacation, to be scheduled and taken in accordance with the Company’s standard vacation policies. In addition, Mr. Gintz is entitled to sick leave and holidays at full pay in accordance with the Company’s policies established and in effect from time to time.

Outstanding Equity Awards for Named Executive Officers

The following table provides information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2014. Market value for stock options is calculated by taking the difference between the closing price of Targeted Medical common stock on December 31, 2014 ($0.20) and the option exercise price, and multiplying it by the number of outstanding stock options.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Unexercised Options ($)
William E. Shell, M.D.	100,000	—		—	1.00	6/22/2022	—
	150,000	—		—	1.50	3/7/2020	—

David Silver, M.D.	275,077	—		—	0.77	5/1/2017	—
	177,469	—		—	3.38	3/20/2020	—
	400,000	—		—	3.38	12/21/2021	—
	100,000	—		—	1.00	6/22/2022	—
	150,000	—		—	1.50	3/7/2020	—
	300,000	—		—	1.14	8/6/2023	—

William B. Horne	37,500	112,500	(1)	—	0.88	12/10/2020	—

Douglas P. Gintz	5,000	—		—	1.50	3/7/2020	—
	50,000	25,000	(2)	—	1.50	3/18/2020	—

(1)	Unexercisable Options vest over three years, 1/3 per year, on August 19, 2015, 2016 and 2017.

(2)	Unexercisable Options vest on February 1, 2015.

Director Compensation

Our Board of Directors has determined not to pay any cash fees to our non-independent directors, nor will we pay their expenses for attending board meetings. In fiscal 2014 independent directors earned an annual fee of $24,000, $2,000 for each board meeting they attended, of which there were four, $1,000 for each in-person board committee meeting attended, of which there were three, and $750 for each telephonic board or committee meeting, of which there were thirteen. Mr. DeWald earned $3,750 for acting as Non-executive Chairman of the Board and for acting as Chairman of the audit committee from June 6 to December 31, 2014, Mr. Nemiroff earned $1,250 for acting as Chairman of the audit committee from January 1, 2014 through June 6, 2014, Mr. Webster earned $750 for acting as Chairman of the nominating committee from January 1, 2014 through June 6, 2014, Mr. Weems earned $1,500 for acting as Chairman of the nominating committee from June 6, 2014 to December 31, 2014, Mr. Wenkart earned $2,250 for acting as Chairman of the compensation committee from March 4, 2014 to December 31, 2014 and Paul Pelosi, Jr. earned $17,832 for acting as an Independent Director of the Board from June 6, 2014 to December 31, 2014.

	Fees earned			All other
	or paid in	Stock	Option	compensation
Name	cash ($)	awards ($)	awards ($)	($)	Total ($)
Maurice J. DeWald	46,250	—	—	—	46,250
Donald J. Webster (1)	14,500	—	—	—	14,500
Arthur R. Nemiroff (1)	15,750	—	—	—	15,750
Kerry Weems	26,750	—	—	—	26,750
Thomas Wenkart	42,500	—	—	—	42,500
Paul F. Pelosi, Jr. (2)	17,832	—	—	—	17,832

(1)	The Company held its 2014 annual meeting of stockholders on June 6, 2014 (the “Annual Meeting”). At the Annual Meeting, Messers. Webster and Nemiroff were not elected to serve on the Company’s board of directors for an additional term.

(2)	Mr. Pelosi resigned from the Board on February 2, 2015.

Outstanding Equity Awards for Directors

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Unexercised Options ($)
Maurice J. DeWald	50,000	—	—	2.55	2/11/2021	—
	25,000	—	—	1.00	8/6/2022	—
	50,000	—	—	1.50	3/7/2023	—
	25,000	—	—	1.02	7/22/2023	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 13, 2015 (1) by each person who is known by us to own beneficially more than 5% of our outstanding common stock, (2) by each of our directors, (3) by each Named Executive Officer identified above in the "Summary Compensation Table," and (4) by all of our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities.

SEC rules also treat as beneficially owned all shares that a person would receive upon exercise or conversion of stock options, warrants or other securities or rights held by that person that are immediately exercisable or convertible, or exercisable or convertible within 60 days of the determination date, which in our case is April 13, 2015. Such shares are deemed to be outstanding for the purpose of computing the number of shares beneficially owned and the percentage ownership of the person holding such options, warrants securities or other rights, but these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. On April 13, 2015, there were 26,768,756 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

	Beneficial Ownership
			Number of Shares
			Subject to Options
	Number of		and Warrants
	shares of		Exercisable as of
	Common Stock		April 13, 2015 or
	Beneficially		which become
	Owned as of	Percent	Exercisable within
Greater than 5% Beneficial Owners: (1)	April 13, 2015	of Class	60 Days of this Date
William Shell, M.D. (2)	13,578,393	45.9%	2,836,872
Thomas R. Wenkart, M.D. (3)	4,610,089	15.9%	2,166,666
Kim Giffoni (4)	2,731,269	10.2%	—
David S. Silver, M.D. (5)	1,723,169	6.1%	1,402,546

Directors and Named Executive Officers: (1)
Thomas R. Wenkart, M.D. (3)	4,610,089	15.9%	2,166,666
Kim Giffoni (4)	2,731,269	10.2%	—
David S. Silver, M.D. (5)	1,723,169	6.1%	1,402,546
Maurice J. DeWald (6)	204,000	*	150,000
Douglas P. Gintz (7)	80,000	*	80,000
William B. Horne (8)	37,500	*	37,500
All directors and named executive officers as a group (6 persons)	9,386,027	30.7%	3,836,712

*	Less than 1% of outstanding shares of common stock.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Targeted Medical Pharma, Inc., 2980 Beverly Glen Circle, Suite 301, Los Angeles, California 90077.

(2)	Includes 600 shares held by William E. Shell, 6,300,215 shares held by the William Shell Survivor’s Trust, 3,422,748 shares held by the Elizabeth Charuvastra Marital Trust, 295,473 shares held by the Elizabeth Charuvastra Exemption Trust, 506,077 shares held by the Elizabeth Charuvastra and William Shell Family Trust, 216,408 shares of Common Stock beneficially owned by family and friends of Dr. Shell over which the Elizabeth Charuvastra and William Shell Family Trust holds voting control; also includes options to purchase 250,000 shares of Common Stock and warrants to purchase 2,423,965 shares of Common Stock held by William Shell Survivor’s Trust and warrants to purchase 162,907 shares of Common Stock held by William E. Shell. Dr. Shell is the Trustee of the afore-mentioned trusts in this footnote and he is the beneficial owner insofar as voting rights and control thereof.

(3)	Includes 2,023,423 shares held by Derma Medical Systems, Inc. (“Derma”), 400,000 shares of which are held by Ultera Pty Ltd ATF MPS Superannuation Fund (“Ultera”) and 20,000 shares of which are held by Throven PTY Ltd. (“Throven”). Also includes 2,166,666 shares of Common Stock issuable upon conversion of a convertible debenture in the principal amount of $650,000 held by Derma. The address of Derma, Ultera and Throven is 301 Catherine Street Leichhardt NSW 2040 Australia. Dr. Wenkart is the owner and President of Derma and owner and Director of Ultera and Throven. Dr. Wenkart is the beneficial owner insofar as voting rights and control thereof.

(4)	Includes 76,021 shares held by Kim Giffoni. Includes 2,655,248 shares held by the Giffoni Family Trust Dated September 26, 2008 (“Giffoni Family Trust”). The address of the Giffoni Family Trust is 245 Paradise Cove Road, Malibu, California 90265. Mr. Giffoni and Ms. Olena B. Giffoni are the Co-Trustees of the Giffoni Family Trust and may both be considered to have beneficial ownership of the Giffoni Family Trust’s interests in the Company. Mr. Giffoni and Ms. Giffoni may be deemed to share voting and dispositive control with respect to the securities owned by the Giffoni Family Trust. Each of Mr. Giffoni and Ms. Giffoni disclaim beneficial ownership of any shares in which each does not have a pecuniary interest.

(5)	Includes options to purchase 1,402,546 shares of Common Stock. Includes 182,623 shares held by the Silver Family Trust and 138,000 shares held by Dr. Silver’s children. Dr. Silver has voting and dispositive control with respect to all these shares. Dr. Silver disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(6)	Includes options to purchase 150,000 shares of Common Stock.

(7)	Includes options to purchase 80,000 shares of Common Stock.

(8)	Includes options to purchase 37,500 shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,421,041	$1.77	2,091,497
Equity compensation plans not approved by security holders	4,919,372	$1.61	—
Total	7,340,413	$1.67	2,091,497

In January 2011 the Company’s stockholders approved the Company’s 2011 Stock Incentive Plan (the “Plan”), which provided for the issuance of a maximum of three million (3,000,000) shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants. On August 26, 2013, the Company’s Board of Directors approved a two million (2,000,000) share increase in the number of shares issuable under the Plan, which was approved by the Company’s stockholders on June 6, 2014. As of December 31, 2014, there were 2,421,041 options outstanding and 2,091,497 shares available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following is a description of transactions that were entered into with our executive officers, directors or 5% stockholders during the past two fiscal years. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future related party transactions will be approved by our audit committee or a majority of our independent directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel. Information about employment agreements, including grants of options to purchase our common stock, entered into with our executive officers is included in the section of this Annual Report titled “Executive Compensation”.

As of April 8, 2015, included in the Company’s outstanding warrants are 2,586,872 warrants that were issued to a related party over the period from August 2011 through July 2014 at exercise prices ranging from $0.01 to $3.38. The warrants are reflected in the following table:

		Number of	Exercise	Expiration
Issue Date	Issued to (a)	Warrants	Price	Date

8/19/2011	William Shell Survivor’s Trust	43,568	$3.38	8/9/2016
9/1/2011	William Shell Survivor’s Trust	23,237	$3.38	9/1/2016
9/23/2011	William Shell Survivor’s Trust	15,104	$3.38	9/23/2016
9/28/2011	William Shell Survivor’s Trust	58,091	$3.38	9/28/2016
10/17/2011	William Shell Survivor’s Trust	50,296	$3.38	10/17/2016
10/20/2011	William Shell Survivor’s Trust	36,982	$3.38	10/20/2016
11/8/2011	William Shell Survivor’s Trust	35,503	$3.38	11/8/2016
11/22/2011	William Shell Survivor’s Trust	41,420	$3.38	11/22/2016
12/7/2011	William Shell Survivor’s Trust	34,024	$3.38	12/7/2016
1/4/2012	William Shell Survivor’s Trust	8,876	$3.38	1/4/2017
1/18/2012	William Shell Survivor’s Trust	7,396	$3.38	1/18/2017
1/19/2012	William Shell Survivor’s Trust	29,586	$3.38	1/19/2017
1/31/2012	William Shell Survivor’s Trust	59,172	$3.38	1/31/2017
2/1/2012	William Shell Survivor’s Trust	73,964	$3.38	2/1/2017
2/15/2012	William Shell Survivor’s Trust	59,172	$3.38	2/15/2017
2/29/2012	William Shell Survivor’s Trust	71,006	$3.38	3/1/2017
3/15/2012	William Shell Survivor’s Trust	22,189	$3.38	3/15/2017
3/28/2012	William Shell Survivor’s Trust	44,379	$3.38	3/28/2017
6/22/2012	William Shell Survivor’s Trust	250,000	$1.00	4/11/2017
6/22/2012	William Shell Survivor’s Trust	100,000	$1.00	4/19/2017
6/22/2012	William Shell Survivor’s Trust	200,000	$1.00	4/26/2017
6/22/2012	William Shell Survivor’s Trust	150,000	$1.00	5/2/2017
6/22/2012	William Shell Survivor’s Trust	110,000	$1.00	5/10/2017
6/22/2012	William Shell Survivor’s Trust	220,000	$1.00	5/24/2017
6/22/2012	William Shell Survivor’s Trust	190,000	$1.00	5/25/2017
6/22/2012	William Shell Survivor’s Trust	175,000	$1.00	6/13/2017
6/27/2012	William Shell Survivor’s Trust	220,000	$1.00	6/27/2017
7/5/2012	William Shell Survivor’s Trust	95,000	$0.01	7/5/2017
7/24/2014	William Shell, M.D.	162,907	$0.80	7/24/2019
	Total	2,586,872

(a) On December 21, 2012, the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 assigned 100% of its interests in the warrants to the William Shell Survivor’s Trust. William E. Shell, M.D. is the former Chief Executive Officer of the Company.

The warrant issued to Dr. Shell on July 14, 2014 (the “2014 Warrant”) was the only warrant that we issued to a related party during the past two fiscal years. During the year ended December 31, 2014, the fair value of the 2014 Warrant, which was issued in connection with a loan made to the Company by Dr. Shell, was determined using the Black Scholes Option Pricing Model with the following assumptions:

Stock price	$0.76
Risk free interest rate	1.72%
Expected life (in years)	5
Volatility	67%
Expected dividend yield	0%

The following table summarizes the status of the Company’s outstanding notes with related parties as of April 8, 2015.

		Original	Outstanding
		Note	Note	Principal	Interest	Date
Date	Issued to (a)	Amount	Amount	Payments	Rate	Payable

01/31/11	William Shell Survivor’s Trust	$293,334	$—	$293,334	6.00%	On Demand
01/31/11	Giffoni Family Trust	146,666	—	146,666	6.00%	12/01/12
05/04/11	William Shell Survivor’s Trust (b)	200,000	—	200,000	3.25%	On Demand
05/04/11	Giffoni Family Trust	100,000	—	100,000	3.25%	05/04/16
06/12/11	William Shell Survivor’s Trust (b)	200,000	—	200,000	3.25%	On Demand
06/12/11	Giffoni Family Trust	100,000	—	100,000	3.25%	06/12/16
06/18/11	William Shell Survivor’s Trust (b)	150,000	—	150,000	3.25%	On Demand
08/19/11	William Shell Survivor’s Trust (b)	150,000	—	150,000	3.95%	On Demand
09/01/11	Lisa Liebman (d)	80,000	80,000	—	3.25%	On Demand
09/23/11	William Shell Survivor’s Trust	52,000	—	52,000	3.95%	On Demand
09/28/11	William Shell Survivor’s Trust (b)	200,000	—	200,000	3.95%	On Demand
10/17/11	Lisa Liebman (d)	170,000	170,000	—	3.95%	On Demand
10/20/11	William Shell Survivor’s Trust	125,000	—	125,000	3.95%	On Demand
11/10/11	Lisa Liebman	120,000	120,000	—	3.95%	On Demand
11/22/11	William Shell Survivor’s Trust	140,000	—	140,000	3.95%	On Demand
12/07/11	William Shell Survivor’s Trust	115,000	—	115,000	3.95%	On Demand
01/04/12	Lisa Liebman (d)	30,000	30,000	—	3.95%	On Demand
01/18/12	William Shell Survivor’s Trust (b)	25,000	—	25,000	3.95%	On Demand
01/19/12	Lisa Liebman (d)	100,000	100,000	—	3.95%	On Demand
01/31/12	William Shell Survivor’s Trust (c)	200,000	—	200,000	3.95%	On Demand
02/01/12	William Shell Survivor’s Trust (c)	250,000	—	250,000	3.95%	On Demand
02/15/12	William Shell Survivor’s Trust (c)	200,000	—	200,000	3.95%	On Demand
02/29/12	William Shell Survivor’s Trust	240,000	207,411	32,589	3.95%	On Demand
03/15/12	William Shell Survivor’s Trust (b)	75,000	—	75,000	3.95%	On Demand
03/28/12	William Shell Survivor’s Trust (c)	150,000	—	150,000	3.95%	On Demand
04/11/12	William Shell Survivor’s Trust	250,000	250,000	—	3.95%	On Demand
04/19/12	William Shell Survivor’s Trust	100,000	100,000	—	3.95%	On Demand
04/26/12	William Shell Survivor’s Trust (c)	200,000	—	200,000	3.95%	On Demand
05/02/12	William Shell Survivor’s Trust	150,000	150,000	—	3.95%	On Demand
05/10/12	William Shell Survivor’s Trust	110,000	110,000	—	3.95%	On Demand
05/24/12	William Shell Survivor’s Trust	220,000	220,000	—	3.95%	On Demand
05/25/12	William Shell Survivor’s Trust	190,000	190,000	—	3.95%	On Demand
06/13/12	William Shell Survivor’s Trust	175,000	175,000	—	3.95%	On Demand
06/27/12	William Shell Survivor’s Trust	220,000	220,000	—	3.95%	On Demand
07/05/12	William Shell Survivor’s Trust	95,000	95,000	—	3.95%	On Demand

07/20/12	AFH Holding and Advisory, LLC (e)	585,448	—	585,448	8.50%	07/20/14
10/12/12	William Shell Survivor’s Trust	7,000	7,000	—	12.00%	On Demand
12/04/12	William Shell Survivor’s Trust	50,000	50,000	—	12.00%	On Demand
12/07/12	William Shell Survivor’s Trust	100,000	100,000	—	12.00%	On Demand
07/24/14	William Shell, M.D.	130,000	130,000	—	8.00%	On Demand
01/13/15	Derma Medical Systems, Inc.	650,000	650,000	—	4.00%	01/12/18
		$6,844,448	$3,154,411	$3,690,037

(a)

On December 21, 2012, the Elizabeth Charuvastra and William Shell Family Trust Dated July 27, 2006 and Amended September 29, 2006 (the “Family Trust”) assigned 100% of its interest in its notes to the William Shell Survivor’s Trust (the “Survivor’s Trust”). The Survivor's Trust then assigned its interest in certain of the notes to Lisa Liebman. The notes assigned to Lisa Liebman represent $500,000 in original note amount. William E. Shell was the former Chief Executive Officer and a former director of the Company.

(b)	These notes were converted into an aggregate of 584,795 shares of the Company’s common stock on June 3, 2013.

(c)	These notes were converted into an aggregate of 1,184,834 shares of the Company’s common stock on November 25, 2013.

(d)	Lisa Liebman is married to William E. Shell. M.D., the former Chief Executive Officer and a former director of the Company.

(e)	Mr. Amir F. Heshmatpour is the managing partner of AFH Holding and Advisory and may be considered to have beneficial ownership of AFH Advisory’s interests in the Company. A portion of this promissory note, in the amount of $287,648, was converted into 287,648 shares of the Company’s common stock on April 12, 2013.

On June 22, 2012 the terms of all notes originally payable to the Family Trust were modified to make the principal payable on demand and accrued interest payable on a quarterly basis. The Company recorded any remaining note discount as of June 22, 2012. As noted above those notes were assigned by a successor trust to the Survivor’s Trust. On December 21, 2012 the Survivor’s Trust assigned notes totaling $500,000 in original note amount to his wife Lisa Liebman.

On March 13, 2015, we received from counsel for Dr. Shell, Ms. Liebman, the Family Trust and the Survivors’ Trust, a written demand for repayment of all principal and interest outstanding on all outstanding notes. The Company disputes the enforceability of the demand.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accountants for 2014(1) and 2013(2)

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2014 and December 31, 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2014	December 31, 2013
Audit Services	$133,364	$206,303
Audit Related Services	$—	$1,000
Tax Services	$8,651	$23,350
All Other Services	$1,260	$1,950
Total	$143,275	$232,603

(1)	Information regarding the fees billed to the Company for the year ended December 31, 2014 are primarily related to services provided by Marcum LLP (“Marcum”). The amounts attributable to Marcum for Audit Services and Tax Services during 2014 were $129,154 and $8,651, respectively. The amounts attributable to EFP Rotenberg, LLP (“EFP”) for Audit Services and Tax Services during 2014 were $4,210 and nil, respectively. Further, Audit Related Services and All Other Services were solely attributable to Marcum during 2014.

(2)	Information regarding the fees billed to the Company for the year ended December 31, 2013 are based on services provided by EFP from 1/1/13 to 6/6/13 and services provided by Marcum from 6/10/13 to 12/31/13. The amounts attributable to EFP for Audit Services and Tax Services during 2013 were $101,500 and $4,200, respectively. The amounts attributable to Marcum for Audit Services and Tax Services during 2013 were $104,803 and $19,150, respectively. Further, Audit Related Services and All Other Services were solely attributable to Marcum during 2013.

Audit Services. This category includes fees billed for professional services rendered for the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are typically provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Services. This category includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and are not included in the fees reported in the table above under “Audit Services.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services. This category includes tax services provided with respect to tax consulting, tax compliance, and tax audit assistance.

All Other Services. This category consists of services that are not included in the category descriptions defined above under “Audit Services,” “Audit-Related Services,” or “Tax Services.”

Policies and Procedures Relating to Approval of Services by our Independent Registered Public Accountants

The Audit Committee is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by our independent registered public accounting firms (including the fees and other terms thereof), subject to the de minimus exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the Audit Committee prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimus exceptions.

PART IV.

Item 15. Exhibits.

Exhibit Number	Description
2.1[1]	Agreement and Plan of Reorganization (Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

3.1	Amended and Restated Certificate of Incorporation of Targeted Medical Pharma, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

3.2	Amended and Restated Bylaws of Targeted Medical Pharma, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)

10.1	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and William E. Shell, MD (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.2	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and Kim Giffoni (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.3	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and William Shell, MD (Incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.4	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and Kim Giffoni (Incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.5	Employment Agreement, effective as of November 28, 2011, by and between Targeted Medical Pharma, Inc. and David Silver, M.D. (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011)

10.6	Employment Agreement, effective as of August 19, 2013, by and between Targeted Medical Pharma, Inc. and William B. Horne (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2013)

10.7	Amendment to Employment Agreement, dated December 20, 2013, by and between Targeted Medical Pharma, Inc. and William B. Horne (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2014)

10.8	Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

Exhibit Number	Description
10.9	Form of Non-qualified Stock Option Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.10	Form of Non-qualified Stock Option Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.14 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.11	Form of Restricted Stock Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.15 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.12	Form of Restricted Stock Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.13	Targeted Medical Pharma, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.17 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.14	Amended and Restated Office Lease, dated May 1, 2014, by and between Targeted Medical Pharma, Inc. and Circle Partnership, a limited partnership

10.15	Registration Rights Agreement, dated January 31, 2011 (Incorporated by reference to Exhibit 10.19 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.16	Purchase Agreement, dated April 7, 2010, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC (Incorporated by reference to Exhibit 10.23 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.17	Purchase Agreement, dated October 20, 2008, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC (Incorporated by reference to Exhibit 10.24 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

10.18	Form of Physician Purchase Agreement (Incorporated by reference to Exhibit 10.28 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

10.19	Form of Billing and Claims Processing Services Agreement (Products Purchased from TMP) (Incorporated by reference to Exhibit 10.29 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

10.20	Form of Distributor Purchase Agreement (Incorporated by reference to Exhibit 10.30 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

10.21	Form of Billing and Claims Processing Services Agreement (Products Purchased from Distributor) Processing (Incorporated by reference to Exhibit 10.31 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

10.22	Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of June 27, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2013)
105

Exhibit Number	Description
10.28	First Amendment to Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of October 1, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013)

10.29	Second Amendment to Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of October 23, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013)

10.30	Form of Securities Purchase Agreement, dated January 13, 2015, by and between Targeted Medical Pharma, Inc. and Derma Medical Systems, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2015)

10.31	Form of Senior Secured Convertible Debenture, dated January 13, 2015, by and between Targeted Medical Pharma, Inc. and Derma Medical Systems, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2015)

10.32	Form of Security Agreement, dated January 13, 2015, by and between Targeted Medical Pharma, Inc. and Derma Medical Systems, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2015)

10.33	Promissory Note, dated February 23, 2015, by and between Targeted Medical Pharma, Inc. and Shlomo Rechnitz (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2015)

14	Code of Ethics (Incorporated by reference to Exhibit 14 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

TARGETED MEDICAL PHARMA, INC.

Date: April 14, 2015	By:	/s/ Kim Giffoni
Kim Giffoni
Chief Executive Officer and
Principal Executive Officer

Date: April 14, 2015	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kerry N. Weems	/s/ David S. Silver
Kerry N. Weems	David S. Silver, MD
Chairman of the Board and Director	Chief Medical Officer and
April 14, 2015	Director
April 14, 2015

/s/ Kim Giffoni	/s/ Maurice J. DeWald
Kim Giffoni	Maurice J. DeWald
Director	Director
April 14, 2015	April 14, 2015

/s/ Thomas Wenkart
Thomas Wenkart, MD
Director
April 14, 2015

