Form 10-Q
period 2015-03-31
Targeted Medical Pharma, Inc.
filed 2015-05-15
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of May 14, 2014
Common stock, $0.001 par value	26,768,756

TARGETED MEDICAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS

Cash	$223,187	$11,739
Accounts receivable, net	159,224	203,348
Inventories	85,478	127,183
Other current assets	429,780	191,689
TOTAL CURRENT ASSETS	897,669	533,959

Property and equipment, net	91,265	107,185
Intangible assets, net	1,811,342	1,859,152
TOTAL ASSETS	$2,800,276	$2,500,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,114,477	$1,460,352
Accrued liabilities	6,814,550	7,273,980
Notes payable, current portion - related parties	2,504,411	2,504,411
Notes payable, current portion, net	1,757,161	1,092,762
Derivative liability	137,294	18,075
TOTAL CURRENT LIABILITIES	13,327,893	12,349,580

Notes payable, less current portion - related parties	530,771	—
Notes payable, less current portion, net	561,908	122,290
TOTAL LIABILITIES	14,420,572	12,471,870

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value: 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value: 100,000,000 shares authorized; 26,768,756 shares issued and outstanding as of March 31, 2015 and December 31, 2014	26,769	26,769
Additional paid-in capital	16,948,760	16,919,073
Accumulated deficit	(28,595,825)	(26,917,416)
TOTAL STOCKHOLDERS’ DEFICIT	(11,620,296)	(9,971,574)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,800,276	$2,500,296

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Product revenue	$935,053	$1,633,280
Service revenue	132,835	167,623
Total revenue	1,067,888	1,800,903

COST OF SALES
Cost of product sold	121,856	139,319
Cost of services sold	428,911	420,215
Total cost of sales	550,767	559,534

Gross profit	517,121	1,241,369

OPERATING EXPENSES
Research and development	7,104	58,483
Selling, general and administrative	1,784,789	1,893,672
Total operating expenses	1,791,893	1,952,155

Loss from operations	(1,274,772)	(710,786)

OTHER INCOME (EXPENSES)
Interest income (expense)	(403,647)	(259,200)
Change in fair value of warrant liability	10	(4,484)
Total other income (expenses)	(403,637)	(263,684)

Loss before income taxes	(1,678,409)	(974,470)

Income tax expense	—	—

NET LOSS	$(1,678,409)	$(974,470)

Basic and diluted net loss per common share	$(0.06)	$(0.04)

Basic and diluted weighted average common shares outstanding	26,768,756	25,902,551

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,678,409)	$(974,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,920	32,583
Amortization	51,810	72,413
Amortization of debt discount	77,127	115,690
Stock-based compensation to employees and directors	8,663	12,451
Stock-based compensation to consultants	21,024	215,800
Change in fair value of warrant derivative liability	(10)	4,483
Changes in operating assets and liabilities:
Accounts receivable	44,124	(93,523)
Inventories	41,705	117,108
Other current assets	(238,091)	(109,018)
Accounts payable	654,125	41,595
Accrued liabilities	(459,430)	488,827

Net cash used in operating activities	(1,461,442)	(76,061)

Cash flows from investing activities:
Acquisition of intangible assets	(4,000)	(880)

Net cash used in investing activities	(4,000)	(880)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	240,000
Proceeds from notes payable - related parties	650,000	—
Payments on notes payable - related parties	(48,110)	(154,180)
Proceeds from notes payable	1,200,000	—
Payments on notes payable	(125,000)	(408,099)

Net cash provided by (used in) financing activities	1,676,890	(322,279)

Net increase (decrease) in cash	211,448	(399,220)

Cash at beginning of period	11,739	491,806

Cash at end of period	$223,187	$92,586

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14,429	$142,934

Non cash investing and financing activities:
Amortization of note discount	$77,127	$115,690
Note discount from embedded conversion feature in connection with debenture	$119,229	$—

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

1. DESCRIPTION OF BUSINESS

Targeted Medical Pharma, Inc. (the “Company” or “TMP”), also doing business as Physician Therapeutics (“PTL”), is a specialty pharmaceutical company that develops and commercializes amino acid based medications. On July 30, 2007, the Company formed Complete Claims Processing, Inc. (“CCPI”), a wholly owned subsidiary which provides specialty billing and collection services for our products dispensed by physician clients and to physician clients of some of our distributors.

Segment Information:

The Company did not recognize revenue outside of the United States during the three months ended March 31, 2015 and 2014. The Company has two principal business operations: (i) the distribution of proprietary medical foods and (ii) billing and collection services relating to our products. The Company’s operations are organized into two reportable segments during the three months ended March 31, 2015 and 2014.

● TMP: The Company distributes its proprietary medical foods and generic pharmaceuticals as PTL. TMP develops and distributes amino acid based therapeutic products and distributes pharmaceutical products from other manufacturers through employed sales representatives, independent distributors and pharmacies. TMP also performs the administrative, regulatory compliance, sales and marketing functions of the corporation, owns the corporation’s intellectual property, is responsible for research and development relating to medical food products and development of software used for the dispensation and billing of medical foods and generic products. The TMP segment also manages contracts and chargebacks.

●  CCPI: This segment provides point-of-care dispensing solutions and billing and collections services.

Results for the three months ended March 31, 2015 and 2014, are reflected in the table below:

For the three months ended March 31,

2015 (Unaudited)	Total	TMP	CCPI
Gross sales	$1,067,888	$935,053	$132,835
Gross profit	$517,121	$813,197	$(296,076)
Net loss	$(1,678,409)	$(1,382,333)	$(296,076)
Total assets	$2,800,276	$2,769,481	$30,795

2014 (Unaudited)
Gross sales	$1,800,903	$1,633,280	$167,623
Gross profit	$1,241,369	$1,493,961	$(252,592)
Net loss	$(974,470)	$(721,878)	$(252,592)
Total assets	$4,579,850	$4,540,622	$39,228

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred recurring losses and reported losses for the three months ended March 31, 2015, totaling $1,678,409 as well as an accumulated deficit as of March 31, 2015, amounting to $28,595,825. As a result of our continued losses, at March 31, 2015, the Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $12,430,224. Further, the Company does not have adequate cash to cover projected operating costs for the next 12 months. As of March 31, 2015, the Company also owes approximately $400,000 to the Internal Revenue Service (“IRS”) and the California Franchise Tax Board (“FTB”) for unpaid payroll taxes. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful obtaining the equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The Company has made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Results of the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair value. As of March 31, 2015 and 2014, the Company had no cash equivalents.

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

Physician Direct Sales Model (11% of product revenues for the three months ended March 31, 2015): Under this model, a physician purchases products from TMP, but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms, in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. In the event payment is not received within the term of the agreement, the amount due from the physician for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance. The physician is responsible for payment directly to TMP.

Distributor Direct Sales Model (25% of product revenues for the three months ended March 31, 2015): Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Physician Managed Model (23% of product revenues for the three months ended March 31, 2015): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement, which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. In the event the physician fails to pay the product invoice within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician client and the receivables generated by selling the products in accordance with our agreement. In the event payment is not received within the term of the agreement, the amount due from the physician for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

Hybrid Model (15% of product revenues for the three months ended March 31, 2015): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products reverts to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

CMFG #1 – WC Receivable Purchase Assignment Model (“CMFG #1”) (26% of product revenues for the three months ended March 31, 2015): Under this model, physicians who purchase products from TMP under the Company’s Physician Managed Model will have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG, at a discounted rate. Each agreement is executed among CMFG, TMP, and each individual physician, and serves as a master agreement for all assigned receivables by the physician to CMFG. Since these accounts receivable originated from the Company’s Physician Managed Model, CCPI’s services are also retained. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, are satisfied directly by CMFG, usually within seven (7) days of transmission of the accounts receivable to CMFG. CMFG has agreed to pay an amount equal to 20% of eligible assigned accounts receivable as an advance payment. CMFG makes this payment directly to TMP, on behalf of the physician. TMP applies this payment to the physician’s financial obligations due to CCPI for the physician’s use of the Company’s medical billing and claims processing services, and the physician’s financial obligation due to TMP for the cost of the product. The Company recognizes revenue on the date that payment is due from CMFG. Under CMFG #1, the Company only receives the 20% advance payment, where such payment is without recourse or future obligation for TMP to repay the 20% advanced amount back to CMFG or the physician. Actual amounts collected on the assigned accounts receivable are shared between CMFG and the physician, where the first 37% of amounts collected are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to the physician and 25% is disbursed to CMFG.

During the three months ended March 31, 2015 and 2014, the Company issued billings to Physician Managed and Hybrid model customers aggregating $0.7 million and $0.9 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with the above billings are expensed as incurred. Direct costs associated with all billings, aggregating $121,856 and $139,319, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. In accordance with the Company’s revenue recognition policy, the Company recognized revenues from certain of these customers when cash was collected, aggregating $351,897 and $667,855 during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had approximately $7.2 million in unrecorded accounts receivable that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. All unpaid invoices underlying claims assigned to CMFG pursuant to CMFG #1 are excluded from unrecorded accounts receivable.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  Currently, accounts receivable are comprised of amounts due from our CMFG #1, distributor customers and other miscellaneous receivables. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected.  The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of March 31, 2015 and December 31, 2014, of the collectability of invoices, we established an allowance for doubtful accounts of $55,773.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at March 31, 2015 and December 31, 2014, so no long-lived asset impairment was recorded.

Intangible Assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist, the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. Taking into account the cyclical and non-recurring events that affected operations, the Company determined that no impairment indicators existed at March 31, 2015, or December 31, 2014, so no intangible asset impairment was recorded for the three months ended March 31, 2015, or the year ended December 31, 2014.

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

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC Topic 815-40 Derivatives and Hedging – Contracts in Entity’s own Equity (“ASC 815-40”). Pursuant to ASC 815-40, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability instead of as equity. The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the warrants at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the consolidated statement of operations. As of March 31, 2015, 95,000 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “change in fair value of warrant liability” on the consolidated statements of operations. The Company’s remaining warrants are recorded to additional paid in capital as equity instruments.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities.  Management of the Company has evaluated tax positions taken by the Company and has concluded that as of March 31, 2015, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company’s effective tax rates were 0% for the three months ended March 31, 2015 and 2014. During the quarter ended June 30, 2013, the Company decided to fully reserve its net deferred income tax assets by taking a full valuation allowance against these assets. As a result of this decision, during the three months ended March 31, 2015 and 2014, the Company did not recognize any income tax benefit as a result of its net loss. Thus, during the three months ended March 31, 2015 and 2014, the effective tax rate differed from the U.S. federal statutory rate due to the change in the valuation allowance. The table below shows the balances for the deferred income tax assets and liabilities as of the dates indicated.

	March 31, 2015	December 31, 2014
Deferred income tax asset-short-term	$1,604,903	$1,517,270
Allowance	(1,604,903)	(1,517,270)
Deferred income tax asset-short-term, net	—	—

Deferred income tax asset-long-term	8,803,644	8,303,462
Deferred income tax liability-long-term	(1,024,649)	(1,074,928)
Deferred income tax asset-long-term	7,778,995	7,228,534
Allowance	(7,778,995)	(7,228,534)
Deferred income tax asset-long-term, net	—	—

Total deferred tax asset, net	$—	$—

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

At March 31, 2015, the Company had total domestic Federal and state net operating loss carryovers of approximately $9,149,000 and $11,942,000, respectively. Federal and state net operating loss carryovers expire at various dates between 2021 and 2032.

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

Since the effects of outstanding options, warrants and the conversion of convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants and convertible debt as of March 31, 2015 and 2014:

	March 31,
	2015	2014
Warrants	4,699,372	4,256,465
Stock options	2,420,241	2,424,241
Convertible debentures	2,166,667	-
	9,286,280	6,680,706

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

4. STOCK-BASED COMPENSATION

In January 2011 the Company’s stockholders approved the Company’s 2011 Stock Incentive Plan (the “Plan”), which provided for the issuance of a maximum of three million (3,000,000) shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants. On August 26, 2013, the Company’s Board of Directors approved a two million (2,000,000) share increase in the number of shares issuable under the Plan, which was approved by the Company’s stockholders on June 6, 2014. Options granted under the Plan have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

During the three months ended March 31, 2015, the Company had stock-based compensation expense of $8,663, related to issuances to the Company’s employees and directors, included in reported net loss. During the three months ended March 31, 2014, the Company had stock-based compensation expense included in reported net loss of $12,451. The total amount of stock-based compensation to employees and directors for the three months ended March 31, 2015 and 2014, related solely to the issuance of stock options.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

A summary of stock option activity for the three months ended March 31, 2015 and year ended December 31, 2014, is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2013	1,792,697	2,794,841	$1.89	7.03	$0
Cancellations and forfeitures	373,800	(373,800)	$2.62
Restricted stock awards	(75,000)	—

December 31, 2014	2,091,497	2,421,041	$1.77	5.88	$0
Cancellations and forfeitures	800	(800)	$1.50

March 31, 2015	2,092,297	2,420,241	$1.77	5.63	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during the three months ended March 31, 2015 and year ended December 31, 2014.

All options that the Company grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the issuance of these financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model. The Company did not issue any options during the three months ended March 31, 2015 or the year ended December 31, 2014.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

A summary of the changes in the Company’s nonvested options during the three months ended March 31, 2015, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at December 31, 2014	170,833	$0.57	$—
Vested in three months ended March 31, 2015	25,000	$0.93	$—
Non-vested at March 31, 2015	145,833	$0.51	$—
Exercisable at March 31, 2015	2,274,408	$0.93	$—
Outstanding at March 31, 2015	2,420,241	$0.91	$—

As of March 31, 2015, total unrecognized compensation cost related to unvested stock options was $53,913. The cost is expected to be recognized over a weighted average period of 2.16 years.

5. WARRANTS

During the year ended December 31, 2014, the Company issued a total of 662,907 warrants, at an average exercise price of $0.35 per share. Included in these issuances are 162,907 warrants issued to William E. Shell, M.D., the Company’s former Chief Executive Officer, in connection with the July 24, 2014 loan to the Company (See Note 7), and 500,000 warrants to several consultants for financial advisory and investor relations services. During the three months ended March 31, 2015, the Company did not issue any warrants and cancelled 220,000 warrants, with an average exercise price of $0.42 per share.

The Company utilized the Black-Scholes option pricing model and the assumptions used for the year ended December 31, 2014 are as follows:

Year Ended December 31, 2014
Weighted average risk free interest rate	1.67% – 1.72%
Weighted average life (in years)	5.0
Volatility	67%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$0.67

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

The following table summarizes information about common stock warrants outstanding at March 31, 2015:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	365,000	3.80	$0.01	365,000	$0.01
$0.80	162,907	4.37	$0.80	162,907	$0.80
$1.00	1,625,000	2.33	$1.00	1,625,000	$1.00
$2.00	1,812,500	8.30	$2.00	1,812,500	$2.00
$2.60	20,000	3.10	$2.60	20,000	$2.60
$3.38	713,965	1.82	$3.38	713,965	$3.38

$0.01 - 3.38	4,699,372	4.74	$1.67	4,699,372	$1.67

Included in the Company’s outstanding warrants are 2,586,872 warrants that were issued to a related party over the period from August 2011 through July 2014 at exercise prices ranging from $0.01 to $3.38. One of the related party warrants contains provisions that require it to be accounted for as a derivative security. As of March 31, 2015 and December 31, 2014, the value of the related liability was $18,065 and $18,075, respectively. Changes in these values are recorded as income or expense during the reporting period that the change occurs.

6. ACCRUED LIABILITIES

Accrued liabilities at March 31, 2015, and December 31, 2014, are comprised of the following:

	March 31, 2015	December 31, 2014

Due to physicians	$2,829,563	$2,659,698
Accrued salaries and director fees	3,475,156	3,996,901
Other	509,831	617,381
Total accrued liabilities	$6,814,550	$7,273,980

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

7. NOTES PAYABLE

Notes payable at March 31, 2015, and December 31, 2014, are comprised of the following:

	March 31, 2015	December 31, 2014
Notes payable to William Shell Survivor’s Trust (a)	$1,874,411	$1,874,411
Notes payable to William Shell (b)	130,000	130,000
Notes payable to Lisa Liebman (c)	500,000	500,000
Note payable to Cambridge Medical Funding Group, LLC (d)	1,398,559	1,523,559
Note payable to Derma Medical Systems, Inc. (e)	650,000	—
Note payable to Shlomo Rechnitz (f)	1,151,890	—
Total notes payable	5,704,860	4,027,970
Less: debt discount	(350,609)	(308,507)
	5,354,251	3,719,463
Less: current portion	(4,261,572)	(3,597,173)
Notes payable – long-term portion	$1,092,679	$122,290

(a)	Between January 2011 and December 2012, William E. Shell, M.D., the Company’s former Chief Executive Officer, former Chief Scientific Officer, greater than 10% shareholder and a former director, loaned $5,132,334 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of (i) $4,982,334 to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”), and (ii) $150,000 to the William Shell Survivor’s Trust (the “Survivor’s Trust”). At the time these promissory notes were issued, all of these notes were issued with maturity dates of five years from the date of issuance with interest payable on the maturity date. On June 22, 2012, the Company’s Board of Directors ratified an amendment that modified all promissory notes that were issued prior to June 22, 2012 to demand notes with interest payable quarterly (the “June 2012 Amendment”). The Company disputes the validity of the June 2012 Amendment. On December 21, 2012, all notes issued to the Family Trust were assigned to the Survivor’s Trust (the “WS Trust Notes”) which in turn assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman. The WS Trust Notes accrue interest at rates ranging between 3.25% and 12.0% per annum.

During the three months ended March 31, 2015 and 2014, the Company incurred interest expense of $21,373 and $22,136, respectively, on the WS Trust Notes. At March 31, 2015 and December 31, 2014, accrued interest on the WS Trust Notes totaled $42,689 and 21,316, respectively.

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

(b)	On July 24, 2014, Dr. Shell loaned $130,000 to the Company. As consideration for the loan, the Company issued Dr. Shell a promissory note in the aggregate principal amount of $130,000 (the “Shell Note”). The Shell Note accrues interest at the rate of 8% per annum and is payable on demand. As additional consideration for entering into the loan agreement, Dr. Shell received 162,907 warrants to purchase shares of the Company’s common stock at an exercise price of $0.798 per share (the “Shell Warrant”). The Company recorded a debt discount in the amount of $44,867 based on the estimated fair value of the Shell Warrant. The debt discount was amortized as non-cash interest expense on the date of issuance using the effective interest method. During the three months ended March 31, 2015, the Company incurred interest expense of $2,564 on the Shell Note. At March 31, 2015 and December 31, 2014, accrued interest on the Shell Note totaled $4,502 and $1,938, respectively.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

(c)	On December 21, 2012 the William Shell Survivor’s Trust assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman (the “Liebman Notes”), a related party. Lisa Liebman is married to Dr. Shell. The Liebman Notes accrue interest at rates ranging between 3.25% and 3.95% per annum. The Liebman Notes were included in the disputed June 2012 Amendment. The principal and interest on the Liebman Notes is reflected as payable on demand. During both the three months ended March 31, 2015 and 2014, the Company incurred interest expense on the Liebman Notes of $4,732. At March 31, 2015 and December 31, 2014, accrued interest on the Liebman Notes totaled $9,569 and $4,837, respectively.

(d)	On June 28, 2013, the Company entered into an arrangement with CMFG which was governed pursuant to the terms of four contemporaneous agreements. On October 1, 2013, CMFG assigned its rights pursuant to the Workers’ Compensation Receivables Funding, Assignment and Security Agreement, to Raven Asset-Based Opportunity Fund I LP, a Delaware limited partnership (“Raven”). The components of the agreements are detailed as follows:

●	Workers’ Compensation Receivables Funding, Assignment and Security Agreement, as amended (“CMFG #2”) – The Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012 (the “Funded Receivables”), to Raven. In exchange, the Company received a loan of $3.2 million. Prior to July 1, 2014, the monthly division of collections on Funded Receivables was distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to Raven to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if Raven receives less than $175,000 in a given month); Third, to Raven in an amount up to $175,000; Fourth, to the Company in an amount of $125,000; Fifth, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Effective July 1, 2014, the monthly division of collections on the Funded Receivables was modified and until such time as Raven has received payment of $3.95 million in collections from Funded Receivables, the Funded Receivables will be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to Raven to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if Raven receives less than $125,000 in a given month); Third, to Raven in an amount up to $125,000; Fourth, to the Company in an amount of $125,000; Fifth, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Once Raven has received payment of $3.95 million in collections from Funded Receivables, the Funded Receivables will cease to be distributed as described above, and will instead be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; and Second, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 45% to 55%, respectively.

●	Common Stock Warrant to James Giordano, CEO of CMFG – The Company issued a ten (10) year warrant to purchase 1,412,500 shares of common stock at an exercise price of $2.00 per share (the “Giordano Warrant”) as consideration for consulting services performed by Mr. Giordano, as described below. The warrants became exercisable during December 2013. The exercisable amount is limited to the average trading volume for the ten days prior to the date of exercise.

●	Professional Services and Consulting Agreement with Mr. Giordano – The Company entered into a consulting arrangement with Mr. Giordano for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. Mr. Giordano’s only form of compensation for his consulting services was the issuance of the Giordano Warrant. The consulting agreement terminates at such time as all the obligations or contemplated transactions detailed in the Giordano Warrant have been satisfied.

●	Professional Services and Consulting Agreement with CMFG – The Company entered into a consulting arrangement with CMFG for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. The agreement provided for the Company to pay a one-time fee of $64,000 upon execution of the agreement.

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

The Company recorded a debt discount in the amount of $925,521 based on the estimated fair value of the Giordano and Raven Warrants. The debt discount is being amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three months ended March 31, 2015 and 2014, interest expense of $77,127 and $115,690, respectively, was recorded from the debt discount amortization.

During the three months ended March 31, 2015 and 2014, the Company incurred interest expense, excluding amortization of debt discount, of $86,680 and $98,970, respectively, pursuant to CMFG #2.

(e)

On January 13, 2015, the Company entered into a securities purchase agreement, pursuant to which the Company sold a senior secured convertible debenture (the “Debenture”) in the principal amount of $650,000, to Derma Medical Systems, Inc. (“Derma”). Thomas R. Wenkart, M.D., a director of the Company, is the owner and President of Derma. The Debenture accrues interest at 4% per annum, throughout the term of the Debenture, and unless earlier converted into shares of the Company’s common stock, has a maturity date of January 12, 2018. Interest on the Debenture is paid semi-annually, at the Company’s option, in either cash or shares of common stock. At Derma’s option, the principal amount of the Debenture is convertible into shares of common stock at a conversion price of $0.30, subject to adjustment. If, at any time while the Debenture is outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues, any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price (such issuances, collectively, a “Dilutive Issuance”), then the conversion price shall be reduced and only reduced by multiplying the conversion price by a fraction, the numerator of which is the number of shares of Common Stock issued and outstanding immediately prior to the Dilutive Issuance plus the number of shares of Common Stock which the offering price for such Dilutive Issuance would purchase at the then conversion price, and the denominator of which shall be the sum of the number of shares of Common Stock issued and outstanding immediately prior to the Dilutive Issuance plus the number of shares of Common Stock so issued or issuable in connection with the Dilutive Issuance.

The debt conversion feature embedded in the Debenture is accounted for under ASC Topic 815 – Derivatives and Hedging. At issuance, the fair value of the debt conversion feature totaled $119,229 on the Debenture. The fair value of the debt conversion feature was allocated from the gross proceeds of the Debenture and the respective discount will be amortized to interest expense over the term of the Debenture using the effective interest method. The valuation of the bifurcated debt conversion feature was valued at the issue date utilizing the Black Scholes option pricing model.

During the three months ended March 31, 2015, the Company incurred interest expense of $5,485 on the Debenture. At March 31, 2015, accrued interest on the Debenture totaled $5,485.

(f)	On February 23, 2015, Shlomo Rechnitz loaned $1.2 million to the Company. As consideration for the loan, the Company issued Mr. Rechnitz a promissory note in the aggregate principal amount of $1.2 million (the “Rechnitz Note”). The Rechnitz Note accrues interest at 4% per annum, throughout its term, and has a maturity date of February 22, 2017. Principal and interest on the Rechnitz Note is payable in monthly installments of $52,110, beginning on March 22, 2015, and continuing until February 22, 2017. During the three months ended March 31, 2015, the Company incurred interest expense of $4,734 on the Rechnitz Note. At March 31, 2015, accrued interest on the Rechnitz Note totaled $734.

8. RELATED PARTY TRANSACTIONS

Notes Payable

As of March 31, 2015, and December 31, 2014, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $3,154,411 and $2,504,411, respectively (See Note 7).

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is a party to various legal proceedings. At present, the Company believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends. However, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. Were unfavorable resolutions to occur, the possibility exists for a material adverse impact on our business, results of operations, financial position, and overall trends. Management might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. However, the Company has not reached this conclusion with respect to any particular ongoing matter at this time.

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

On March 18, 2015, an interim award in the amount of $1.17 million dollars was issued against TMP for breach of contract, and in favor of PDR Medical Management, LLC, a California Limited Liability Company (“PDR”), a former distributor of the Company’s products, at an Arbitration through JAMS.  The amount of the award was for sums previously included in the Company’s financial statements as “Due to Physicians” (See Note 6). A final award was issued on April 27, 2015, that awarded an additional $333,274 to PDR for attorneys’ fees, costs and prejudgment interest which is included in accrued liabilities in the accompanying consolidated balance sheet.

Leases

The Company leases its operating facility under a lease agreement expiring February 28, 2018 at the rate of $21,007 per month. The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period.

11. SUBSEQUENT EVENTS

On March 13, 2015, we received from counsel for Dr. Shell, Ms. Liebman, the Family Trust and the Survivor’s Trust, a written demand for repayment of all principal and interest outstanding on all outstanding notes. The Company disputed the enforceability of the demand. On April 27, 2015, Dr. Shell, Ms. Liebman and the Survivor’s Trust filed suit in Superior Court of California, County of Los Angeles, for repayment of all principal and interest outstanding. Additionally, between June 4, 2013, and November 25, 2013, the William Shell Survivor’s Trust converted $2,000,000 of its notes into 1,769,629 shares of the Company’s common stock. The complaint now alleges that the conversion of $2,000,000 in notes held by the Survivor’s Trust did not occur. The Company disputes these allegations and believes the lawsuit is without merit.

On May 13, 2015, we received from counsel for Dr. Shell, a written demand for arbitration primarily related to unpaid compensation Dr. Shell claims he is due. The demand is seeking an award of $1.9 million. The Company has not yet evaluated Dr. Shell’s demand for arbitration but shall vigorously defend itself, while pursuing reasonable efforts to achieve a resolution of this matter.

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2014, contained in the Company’s Annual Report on Form 10-K dated April 14, 2015.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	Adverse economic conditions;

●	inability to raise sufficient additional capital to operate our business;

●	the commercial success and market acceptance of any of our products;

●	the potential impact of our agreement with CMFG;

●	the timing and outcome of clinical studies;

●	the outcome of potential future regulatory actions, including inspections from the FDA;

●	unexpected regulatory changes, including unanticipated changes to workers compensation state laws and/or regulations;

●	the expectation that we will be able to maintain adequate inventories of our commercial products;

●	the results of our internal research and development efforts;

●	the adequacy of our intellectual property protections and expiration dates on our patents and products;

●	the inability to attract and retain qualified senior management and technical personnel;

●	the potential impact, if any, of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 on our business;

●	our plans to develop other product candidates; and

●	other specific risks referred to in the section entitled “Risk Factors ”.

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

On February 23, 2015, the Company entered into an unsecured promissory note, pursuant to which the Company received the principal amount of $1.2 million, from Shlomo Rechnitz (the “Lender”). The promissory note accrues interest at 4% per annum, throughout its term, and has a maturity date of February 22, 2017. Principal and interest on the promissory note is payable in monthly installments of $52,110, beginning on March 22, 2015, and continuing until February 22, 2017. The loan closed on February 24, 2015.

On March 13, 2015, the Company received from counsel for Dr. Shell, Ms. Liebman, the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”) and the William Shell Survivor’s Trust (the “Survivor’s Trust”), a written demand for repayment of all principal and interest outstanding on all outstanding notes. The Company disputed the enforceability of the demand. On April 27, 2015, Dr. Shell, Ms. Liebman and the Survivor’s Trust filed suit in Superior Court of California, County of Los Angeles, for repayment of all principal and interest outstanding. Additionally, between June 4, 2013, and November 25, 2013, the William Shell Survivor’s Trust converted $2,000,000 of its notes into 1,769,629 shares of the Company’s common stock. The complaint now alleges that the conversion of $2,000,000 in notes held by the Survivor’s Trust did not occur.

On May 13, 2015, we received from counsel for Dr. Shell, a written demand for arbitration primarily related to unpaid compensation Dr. Shell claims he is due. The demand is seeking an award of $1.9 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2015 and 2014

		% of		% of
	2015	Sales	2014	Sales

Total revenue	$1,067,888	100.0%	$1,800,903	100.0%
Total cost of sales	550,767	51.6%	559,534	31.1%
Gross profit	517,121	48.4%	1,241,369	68.9%
Total operating expenses	1,791,893	167.8%	1,952,155	108.4%
Loss from operations	(1,274,772)	(119.4%)	(710,786)	(39.5%)
Total other income (expenses)	(403,637)	(37.8%)	(263,684)	(14.6%)
Loss before income taxes	(1,678,409)	(157.2%)	(974,470)	(54.1%)
Income tax expense	—		—
NET LOSS	$(1,678,409)	(157.2%)	$(974,470)	(54.1%)

Revenue

During the three months ended March 31, 2015 and 2014, the Company recognized total revenue of $1,067,888 and $1,800,903, respectively. Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment. Total revenues were comprised as follows:

	Three Months Ended March 31,
	2015	% of total revenue	2014	% of total revenue
Total product revenue	$935,053	87.6%	$1,633,280	90.7%
Total service revenue	132,835	12.4%	167,623	9.3%
Total revenue	$1,067,888	100.0%	$1,800,903	100.0%

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

The Company recognized product revenue for the three months ended March 31, 2015 and 2014, of $935,053 and $1,633,280, respectively. The distribution of product revenue between the Cash Method and the Accrual Method of revenue recognition is as follows:

	Three Months Ended March 31,
Revenue recognition method	2015	% of product revenue	2014	% of product revenue
Cash method	$351,897	37.6%	$667,855	40.9%
Accrual method	583,156	62.4%	965,425	59.1%
Total product revenue	$935,053	100.0%	$1,633,280	100.0%

The decrease in total product revenue is primarily attributed to two factors. First, the Company experienced a decrease in product revenue of $220,568 from sales under the CMFG #1 Model. Under the CMFG #1 Model, certain physicians that purchased products from TMP under the Physician Managed Model had assigned their accounts receivables from California WC benefit claims to CMFG, at a discounted rate. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, were satisfied directly by CMFG. During the three months ended March 31, 2015, as a result of low reimbursement on the accounts receivable, CMFG terminated the relationship with some physicians and delayed the acceptance of claims for other physicians. The second factor that significantly attributed to the decrease in product revenue was the result of a decrease in cash collections from the Company’s cash method customers. The decrease in cash collections from the Company’s cash method customers is attributed to a reduction in aggregate actual billings (product shipments) and, to a lesser extent, routine fluctuations in payer reimbursements resulting from the beginning of the year resetting of patient deductibles. The reduction in product shipments to cash method customers is the result of an effort to eliminate unprofitable historical accounts that offered significant rapid pay discounts and uncertainty of payment. As reflected in the following table, during the three months ended March 31, 2015 and 2014, the Company shipped product to its cash method customers with product billings of $710,424 and $937,928, respectively. The 24.3% decrease in product shipments to customers that, for purposes of revenue recognition, are accounted for as cash method customers is the primary additional cause of the overall decrease in product revenue.

	Three Months Ended March 31,
Actual billings	2015	2014	$ Change	% Change
Cash method	$710,424	$937,928	$(227,504)	(24.3%)
Accrual method	583,156	965,425	(382,269)	(39.6%)
Total product billings	$1,293,580	$1,903,353	$(609,773)	(32.0%)

Service Revenue:

In addition to product revenue, which is recognized in the TMP segment, the Company also recognizes service revenue from billing and collection services in its CCPI segment. The Company recognized service revenue for the three months ended March 31, 2015 and 2014, of $132,835 and $167,623, respectively. In each of the Physician Managed and Hybrid Models, CCPI provides billing and collection services. In consideration for its services, CCPI receives a service fee that is based upon a percentage of gross collections. Because fees are only earned by CCPI upon collection of the claim, and the fee is not determinable until the amount of the collection of the claim is known, CCPI recognizes revenue at the time claims are paid. Under the CMFG #1 Model (under which CCPI also provides billing and collection services) CCPI recognizes revenue on the date that the 20% advance payment is due from CMFG. The decrease in service revenue of $34,788 is primarily due to an overall decrease in aggregate collections.

Cost of Product Sold

The reported cost of product sold for the three months ended March 31, 2015 decreased $17,463 to $121,856 from $139,319 for the three months ended March 31, 2014. The cost of product sold as a percentage of reported product revenue increased to 13.0% for the three months ended March 31, 2015, compared to 8.5% for the three months ended March 31, 2014. Since the Company recognizes the cost of product sold on all products shipped, regardless of whether the sale resulted from a Cash Method or an Accrual Method customer, the cost of product sold as a percent of product billings (shipments) is more relevant for comparison purposes.

The actual cost of product sold as a percent of product billings during the three months ended March 31, 2015, was 9.4% compared with 7.3% in the three months ended March 31, 2014. The increase in product cost as a percent of product billings is primarily attributed to the delay in the acceptance of assigned claims for certain physicians by CMFG pursuant to the CMFG #1 Model. The existence of the delay resulted in a reduction in accrual method billings while at the same time the Company recognized the cost of product sold for these sales.

The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of product sold:

	Three Months Ended March 31,
	2015	2014
Derived from consolidated statements of operations:
Reported product revenue	$935,053	$1,633,280
Cost of product sold	$121,856	$139,319

Cost of product sold as a % of reported revenue	13.0%	8.5%

Derived from actual billings (net of rapid pay discounts):
Cash method billings	$710,424	$937,928
Accrual method billings	583,156	965,425
Total actual billings	$1,293,580	$1,903,353
Cost of product sold	$121,856	$139,319

Cost of product sold as a % of actual billings	9.4%	7.3%

Cost of Services Sold

The cost of services sold for the three months ended March 31, 2015, slightly increased $8,696 to $428,911 from $420,215 for the three months ended March 31, 2014. Cost of services sold consists primarily of salaries and employee benefits. During the three months ended March 31, 2015 and 2014, salaries and employee benefits were $322,071 and $346,505, respectively, a decrease of $24,434. The decrease in salaries and employee benefits was the result of a series of personnel reductions at the Company’s billing and collections subsidiary and was offset by an increase of $48,000 attributed to the filing of liens for workers’ compensation claims on behalf of CCPI’s physician customers.

Operating Expenses

Operating expenses for the three months ended March 31, 2015, decreased $160,262 to $1,791,893 from $1,952,155 for the three months ended March 31, 2014. Operating expenses as a percentage of total revenue increased to 168% of revenue from 108% of revenue. Operating expenses consist of research and development expense, which decreased $51,379, and selling, general and administrative expenses, which decreased $108,883. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2015, decreased $51,379, to $7,104 from $58,483 for the three months ended March 31, 2014. The level of expense typically varies from year to year depending on both the number of clinical trials that we have in progress and the level of activity occurring in the clinical trials. The level of activity during the three months ended March 31, 2015 was significantly less than the activity during the three months ended March 31, 2014.

During the three months ended March 31, 2014, a 60 patient clinical study with the University of Cincinnati Physicians Company, LLC, an Ohio nonprofit company, was being conducted. This study was being conducted on the effects of Theramine in the prevention of migraine headaches. During the three months ended March 31, 2014, the Company recorded $44,000 in expense related to this study. In October 2014 the Company elected to terminate this study. The lack of financial obligations attributed to this clinical study is the primary cause of the decrease in research and development expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $1,784,789 and $1,893,672 for the three months ended March 31, 2015 and 2014, respectively. As reflected in the table below, the decrease in SG&A for the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, was primarily the result of various fluctuations in the following expense categories: salaries and employee benefits, professional fees, insurance, depreciation and amortization and general and administrative expenses.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change

Salaries and employee benefits	$677,321	$1,131,675	$(454,354)	(40.1%)
Professional fees	583,418	461,365	122,053	26.5%
Rent	80,093	71,357	8,736	12.2%
Insurance	84,447	60,176	24,271	40.3%
Depreciation & amortization	34,693	55,624	(20,931)	(37.6%)
General and administrative	324,817	113,475	211,342	186.2%
Total selling, general and administrative expenses	$1,784,789	$1,893,672	$(108,883)	(5.7%)

The $454,354 decrease in salaries and employee benefits is attributed to an overall reduction in employees. The Company has made a concerted effort to reduce costs and as a result of this effort the number of employees in the TMP segment has decreased from 36 employees at March 31, 2014 to 22 employees at March 31, 2015, a 39% reduction.

The second largest component of our SG&A is professional fees which, compared to the three months ended March 31, 2014, increased by $122,053. During the three months ended March 31, 2015, the Company experienced an increase in professional fees as a result of multiple factors.

●	During the three months ended March 31, 2015, the Company was in arbitration through JAMS with PDR Medical Management, LLC (“PDR”), a former distributor of the Company’s products. On March 18, 2015, an interim award in the amount of $1.17 million dollars was issued against TMP for breach of contract, and in favor of PDR. The amount of the award was for sums previously included in the Company’s financial statements as “Due to Physicians” (See Note 6). The final award was issued on April 27, 2015, that awarded an additional $333,274 to PDR. The additional amount consisted of attorneys’ fees and costs of $216,174 and prejudgment interest of $117,100. The cost associated with the attorneys’ fees accounted for the majority of the increase in professional fees.

The $216,174 increase in professional fees was partially offset by a decrease in financial advisory and investor relations services and a decrease in fees paid to Medicaid consultant.

●	During the three months ended March 31, 2014, primarily as a result of two different consulting agreements, the Company incurred $122,000 in fees for financial advisory and investor relations services. During the three months ended March 31, 2015, the Company had terminated all of these types of consulting services resulting in a decrease in financial advisory and investor relations services of $53,226.

●	In January 2013, the Company engaged a consultant for assistance in attaining Medicaid approval of four of the Company’s products: Theramine®, Sentra AM®, Sentra PM® and AppTrim®. The Company terminated this consulting engagement at March 31, 2014. During the three months ended March 31, 2014, the Company recognized $30,000 in fees related to this consulting contract as opposed to no fees during the three months ended March 31, 2015.

The remaining variance in professional fees is due to various types of professional fees, none of which are significant individually.

Insurance expense increased by $24,271 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase is primarily related to the timing of the expensing of premiums associated with the Company’s Directors and Officers insurance policy. During late January 2014 the Company changed its insurance company and modified the coverage amounts of its Directors and Officers insurance policy. The Company amortized the cost of the new policy over its term, which effectively began in February 2014. As a result of these changes, the Company elected to fully expense the prior Directors and Officers insurance policy in 2013.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years. The Company allocates depreciation and amortization expense between cost of sales and operating expenses. During the three months ended March 31, 2015, as reflected in the Company’s consolidated statements of cash flows, in aggregate depreciation and amortization decreased by $37,266. The decrease in depreciation and amortization that is included in SG&A, of $20,931, is primarily attributed to the timing of when assets were placed in service.

General and administrative expense experienced an increase of $211,343 during the three months ended March 31, 2015 over the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company successfully resolved a dispute with a former vendor over an amount due of $139,318. The entire amount was written-off. Upon elimination of this one-time adjustment, the adjusted increase in general and administrative expense was $72,025. This increase in general and administrative expenses is a combination of several types of expenses, none of which are significant individually.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s warrant derivative liability. During the three months ended March 31, 2015, the Company reported other expense of $403,637 compared with expense of $263,684 during the three months ended March 31, 2014.

Interest expense increased by $144,447, resulting in interest expense of $403,647 in the three months ended March 31, 2015, as compared to interest expense of $259,200 in the three months ended March 31, 2014. The increase was primarily due to the award of prejudgment interest of $117,100 in the PDR arbitration and $47,645 in interest related to untimely payroll tax deposits. The increase in interest expense attributed to the PDR arbitration and untimely payroll tax deposits was partially offset by a reduction in interest expense on the $3.2 million loan with Cambridge Medical Funding Group (the “Cambridge Note”). During the three months ended March 31, 2015, the Company incurred interest expense from the Cambridge Note of $86,680 and recorded non-cash interest expense of $77,127 based on the estimated fair value of the warrants issued in connection with the Cambridge Note. During the three months ended March 31, 2014, the Company incurred interest expense from the Cambridge Note of $98,970 and recorded non-cash interest expense of $115,690, a net decrease of $50,853.

Current and Deferred Income Taxes

In June 2013 the Company made a decision to fully reserve its net deferred tax assets. As a result of this decision, we did not record an income tax benefit during the three months ended March 31, 2015 and 2014.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $9,383,898.

Net Loss

Net loss for the three months ended March 31, 2015, was $1,678,409 compared to a net loss of $974,470 for the three months ended March 31, 2014. The increased net loss was a result of a combination of decreased revenues and increased expenses as described above.

FINANCIAL CONDITION

Our negative working capital of $12,430,224 as of March 31, 2015 increased $614,603 from our December 31, 2014 negative working capital of $11,815,621. Our operating losses during the three months ended March 31, 2014 were funded by proceeds from notes payable of $1,850,000.

Unrecognized Accounts Receivable

As of March 31, 2015, we have approximately $7.2 million in unrecognized accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our Cash Method customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized accounts receivable, including cost of products sold, have already been expensed in our financial statements. In addition, for federal and state income tax purposes the Company has recognized these unrecognized accounts receivable as revenues. Therefore, the Company will not incur current tax liabilities for these unrecognized accounts receivable when they are collected.

For the three months ended March 31, 2015, the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables; specifically, the underlying outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices. The analysis takes into account the value of claims outstanding, the age of these claims, and historical claims settlement and payment patterns. At March 31, 2015, the Company determined that collections on its unrecognized accounts receivable would approximate $7.2 million. The analysis also took into account the impact of the agreement with Raven Asset-Based Opportunity Fund I LP (“Raven”), particularly the agreement dated June 28, 2013, as amended, regarding future collections. In exchange for loans of $3.2 million the Company assigned its interest in certain pre-2013 workers compensation claims to Raven and agreed to share approximately 50% of future collections proceeds from settlement of such claims. At March 31, 2015, cumulative payments made to CMFG and Raven pursuant to CMFG #2 were $2.325 million. The Company allocated these payments as debt repayment of $1,801,441 and interest expense of $523,559. Thus, at March 31, 2015, the remaining principal amount due to CMFG was $1,398,559. The Company expects CMFG will receive aggregate future payments of approximately $3.1 million. As a result of this updated and expanded analysis, of the total amount of $7.2 million in unrecognized accounts receivable, the Company expects to retain approximately $4.1 million, net of estimated amounts of future proceeds belonging to Raven pursuant to CMFG #2.

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

Net cash used in operating activities for the three months ended March 31, 2015, was $1,461,442 as opposed to net cash used in operating activities of $76,061 during the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014, the Company reported a net loss of $1,678,409 and $974,470, respectively. Cash used in investing activities for the three months ended March 31, 2015 and 2014, was insignificant.

Net proceeds from the issuance of notes payable offset the negative cash flows from operating activities. Ultimately, we experienced an increase in cash of $211,448 in the three months ended March 31, 2015. A decrease in cash collections on claims filed by CCPI on behalf of customers utilizing the Physician Managed Model and Hybrid Model negatively impacted cash flows in the three months ended March 31, 2015. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business, such as workers compensation, to markets with shorter collection cycles, such as private insurance and cash sales.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015, and has determined that our disclosure controls and procedures were effective as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On March 13, 2015, we received from counsel for Dr. Shell, Ms. Liebman, the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”) and the William Shell Survivor’s Trust (the “Survivor’s Trust”), a written demand for repayment of all principal and interest outstanding on all outstanding notes. The Company disputes the enforceability of the demand. On April 27, 2015, Dr. Shell, Ms. Liebman and the Survivor’s Trust filed suit in Superior Court of California, County of Los Angeles, for repayment of all principal and interest outstanding. Additionally, between June 4, 2013, and November 25, 2013, the William Shell Survivor’s Trust converted $2,000,000 of its notes into 1,769,629 shares of the Company’s common stock. The complaint now alleges that the conversion of $2,000,000 in notes held by the Survivor’s Trust did not occur. The Company disputes these allegations and believes the lawsuit is without merit.

On May 13, 2015, we received from counsel for Dr. Shell, a written demand for arbitration primarily related to unpaid compensation Dr. Shell claims he is due. The demand is seeking an award of $1.9 million. The Company has not yet evaluated Dr. Shell’s demand for arbitration but shall vigorously defend itself, while pursuing reasonable efforts to achieve a resolution of this matter.

On March 18, 2015, an interim award in the amount of $1.17 million dollars was issued against TMP for breach of contract, and in favor of PDR Medical Management, LLC, a former distributor of the Company’s products, at an Arbitration through JAMS. The amount of the award represented the balance of unpaid amounts due to PDR and was previously included in the Company’s financial statements as “Due to Physicians” during the periods that the liability was incurred. A final award was issued on April 27, 2015, that awarded an additional $333,274 to PDR for attorneys’ fees, costs and prejudgment interest.

Item 1A. Risk Factors.

There have been no material changes from risk factors previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on April 14, 2015.

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

TARGETED MEDICAL PHARMA, INC.

Date: May 15, 2015	By:	/s/ Kim Giffoni
Kim Giffoni
Chief Executive Officer

Date: May 15, 2015	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer

