Form 10-Q
period 2015-09-30
Targeted Medical Pharma, Inc.
filed 2015-11-13
CIK 1420030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of November 13, 2015
Common stock, $0.001 par value	27,686,169

TARGETED MEDICAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER

ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGETED MEDICAL PHARMA, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS

Cash	$20,607	$11,739
Accounts receivable, net	273,075	203,348
Inventories	123,691	127,183
Other current assets	242,624	191,689
TOTAL CURRENT ASSETS	659,997	533,959

Property and equipment, net	67,904	107,185
Intangible assets, net	1,721,304	1,859,152
TOTAL ASSETS	$2,449,205	$2,500,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$1,982,194	$1,460,352
Accrued liabilities	7,577,894	7,273,980
Notes payable, current portion - related parties	2,504,411	2,504,411
Notes payable, current portion, net	1,902,497	1,092,762
Derivative liability	1,270	18,075
TOTAL CURRENT LIABILITIES	13,968,266	12,349,580

Notes payable, less current portion - related parties	557,266	—
Notes payable, less current portion, net	257,964	122,290
TOTAL LIABILITIES	14,783,496	12,471,870

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value: 20,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized;
27,686,169 shares issued and outstanding as of September 30, 2015;
26,768,756 shares issued and outstanding as of December 31, 2014	27,686	26,769
Additional paid-in capital	17,017,776	16,919,073
Accumulated deficit	(29,379,753)	(26,917,416)
TOTAL STOCKHOLDERS’ DEFICIT	(12,334,291)	(9,971,574)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,449,205	$2,500,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

TARGETED MEDICAL PHARMA, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES
Product revenue	$1,432,120	$1,521,326	$3,580,029	$5,220,529
Service revenue	130,197	152,704	392,254	475,605
Total revenue	1,562,317	1,674,030	3,972,283	5,696,134

COST OF SALES
Cost of product sold	94,666	112,859	367,090	375,832
Cost of services sold	402,782	382,946	1,215,764	1,189,471
Total cost of sales	497,448	495,805	1,582,854	1,565,303

Gross profit	1,064,869	1,178,225	2,389,429	4,130,831

OPERATING EXPENSES
Research and development	1,261	55,727	11,654	143,488
Selling, general and administrative	1,080,579	1,810,313	4,040,587	5,481,987
Total operating expenses	1,081,840	1,866,040	4,052,241	5,625,475

Loss from operations	(16,971)	(687,815)	(1,662,812)	(1,494,644)

OTHER INCOME (EXPENSES)
Interest expense	(265,110)	(288,096)	(935,559)	(811,760)
Change in fair value of derivative liabilities	44,323	(37,926	136,034	(39,292)
Total other expenses	(220,787)	(326,022)	(799,525)	(851,052)

Loss before income taxes	(237,758)	(1,013,837)	(2,462,337)	(2,345,696)

Income tax expense	—	—	—	65,828

NET LOSS	$(237,758)	$(1,013,837)	$(2,462,337)	$(2,411,524)

Basic and diluted net loss per common share	$(0.01)	$(0.04)	$(0.09)	$(0.09)

Basic and diluted weighted average common shares outstanding	27,457,037	26,540,130	27,060,615	26,290,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

TARGETED MEDICAL PHARMA, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,462,337)	$(2,411,524)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	39,281	96,763
Amortization	137,848	207,359
Amortization of debt discount	257,876	353,374
Stock-based compensation to employees and directors	60,541	37,353
Stock-based compensation to consultants	27,024	398,736
Change in fair value of derivative liabilities	(136,034)	39,292
Changes in operating assets and liabilities:
Accounts receivable	(69,727)	30,867
Inventories	3,492	317,233
Prepaid income taxes	—	599,068
Other current assets	(50,935)	74,216
Accounts payable	521,842	(113,426)
Accrued liabilities	315,969	913,296

Net cash (used in) provided by operating activities	(1,355,160)	542,607

Cash flows from financing activities:
Proceeds from issuance of common stock	—	240,000
Proceeds from notes payable - related parties	650,000	—
Payments on notes payable - related parties	—	(231,604)
Proceeds from notes payable, net	1,200,000	130,000
Payments on notes payable	(485,972)	(1,132,291)

Net cash provided by (used in) financing activities	1,364,028	(993,895)

Net increase (decrease) in cash	8,868	(451,288)

Cash at beginning of period	11,739	491,806

Cash at end of period	$20,607	$40,518

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$121,062	$379,163

Non cash investing and financing activities:
Amortization of note discount	$257,876	$308,507
Issuance of common stock for interest	$12,055	$—
Note discount from embedded conversion feature in connection with debenture	$119,229	$44,867

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

Segment Information:

The Company recognized revenue outside of the United States during the three and nine months ended September 30, 2015 of $32,500 and $64,870 and did not recognize revenue outside of the United States during the three and nine months ended September 30, 2014. The Company has two principal business operations: (i) the distribution of proprietary medical foods and (ii) billing and collection services relating to our products. The Company’s operations are organized into two reportable segments during the nine months ended September 30, 2015 and 2014.

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

● CCPI: This segment provides point-of-care dispensing solutions and billing and collections services.

Results for the three and nine months ended September 30, 2015 and 2014, are reflected in the table below:

For the three months ended September 30,

2015 (Unaudited)	Total	TMP	CCPI
Gross sales	$1,562,317	$1,432,120	$130,197
Gross profit (loss)	$1,064,869	$1,337,454	$(272,585)
Net loss	$(237,758)	$34,827	$(272,585)
Total assets	$2,449,205	$2,423,669	$25,536

2014 (Unaudited)
Gross sales	$1,674,030	$1,521,326	$152,704
Gross profit (loss)	$1,178,225	$1,408,467	$(230,242)
Net loss	$(1,013,837)	$(783,595)	$(230,242)
Total assets	$3,220,959	$3,156,073	$64,886

For the nine months ended September 30,

2015 (Unaudited)	Total	TMP	CCPI
Gross sales	$3,972,283	$3,580,029	$392,254
Gross profit (loss)	$2,389,429	$3,212,939	$(823,510)
Net loss	$(2,462,337)	$(1,638,827)	$(823,510)
Total assets	$2,449,205	$2,423,669	$25,536

2014 (Unaudited)
Gross sales	$5,696,134	$5,220,529	$475,605
Gross profit (loss)	$4,130,831	$4,844,697	$(713,866)
Net loss	$(2,411,524)	$(1,697,658)	$(713,866)
Total assets	$3,220,959	$3,156,073	$64,886

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred recurring losses and reported losses for the three and nine months ended September 30, 2015, totaling $237,758 and $2,462,337, respectively, as well as an accumulated deficit as of September 30, 2015, amounting to $29,379,753. As a result of our continued losses, at September 30, 2015, the Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $13,308,269. Further, the Company does not have adequate cash to cover projected operating costs for the next 12 months. Included in the Company’s current liabilities at September 30, 2015, is approximately $736,000 owed to the Internal Revenue Service (“IRS”) and the California Franchise Tax Board (“FTB”) for unpaid payroll taxes. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity or debt financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. To address its liquidity issues, the Company has significantly reduced its operating expenses and continues to explore opportunities for additional financing and/or restructuring of its existing debt. No assurances can be made that the Company will be successful obtaining additional equity or debt financing and/or in restructuring existing debt, or that the Company will achieve profitable operations and positive cash flow. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The Company has made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015. The consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited 2014 financial statements contained in the above referenced Form 10-K. Results of the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair value. As of September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Accounting Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting policies that involve significant judgment and estimates include revenue recognition, share based compensation, recoverability of accounts receivable, intangibles, valuation of derivatives, and valuation of deferred income taxes. Actual results could differ from those estimates.

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

Physician Direct Sales Model (13% of product revenues for the nine months ended September 30, 2015): Under this model, a physician purchases products from TMP, but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms, in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. In late 2014, the Company began to offer its products online for direct sales to physicians, pharmacies and patients. A component of the Online Cash Model for Online revenue is referred to as the Online Cash Model and is aggregated with Physician Direct Sales. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. The physician is responsible for payment directly to TMP.

Distributor Direct Sales Model (15% of product revenues for the nine months ended September 30, 2015): Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount.

Physician Managed Model (40% of product revenues for the nine months ended September 30, 2015): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement, which includes a security interest for TMP in the products and receivables generated by the dispensing of the products. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client and any remaining reimbursement amount is owed to the physician client. In the event the product invoice amount is not received by TMP within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client as a result of the security interest we obtained in the products we sold to the physician in accordance with our agreement.

Hybrid Model (13% of product revenues for the nine months ended September 30, 2015): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products may revert to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

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

CMFG #1 – WC Receivable Purchase Assignment Model (“CMFG #1”) (19% of product revenues for the nine months ended September 30, 2015): Under this model, physicians who purchase products from TMP under the Company’s Physician Managed Model will have the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG, at a discounted rate. Each agreement is executed among CMFG, TMP, and each individual physician, and serves as a master agreement for all assigned receivables by the physician to CMFG. Since these accounts receivable originated from the Company’s Physician Managed Model, CCPI’s services are also retained. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, are satisfied directly by CMFG, usually within seven (7) days of transmission of the accounts receivable to CMFG. CMFG had agreed to pay an amount equal to 20% of eligible assigned accounts receivable as an advance payment. However, at the end of September 2015 the advance payment amount was reduced to 17% of eligible assigned accounts. CMFG makes this payment directly to TMP, on behalf of the physician. TMP applies this payment to the physician’s financial obligations due to CCPI for the physician’s use of the Company’s medical billing and claims processing services, and the physician’s financial obligation due to TMP for the cost of the product. The Company recognizes revenue on the date that payment is due from CMFG. Under CMFG #1, the Company only receives the 20% advance payment, where such payment is without recourse or future obligation for TMP to repay the 20% advanced amount back to CMFG or the physician. Actual amounts collected on the assigned accounts receivable are shared between CMFG and the physician, where the first 37% of amounts collected are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to the physician and 25% is disbursed to CMFG.

During the nine months ended September 30, 2015 and 2014, the Company issued billings to Physician Managed and Hybrid model customers aggregating $2.0 million and $2.4 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with the above billings are expensed as incurred. Direct costs associated with all billings, aggregating $367,090 and $375,832, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. In accordance with the Company’s revenue recognition policy, the Company recognized revenues from customers under these models aggregating $1,944,203 and $2,523,244 during the nine months ended September 30, 2015 and 2014, based on cash collections during the respective periods. As of September 30, 2015, we had approximately $6.6 million in unrecorded accounts receivable that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. All unpaid invoices underlying claims assigned to CMFG pursuant to CMFG #1 are excluded from unrecorded accounts receivable.

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

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently, accounts receivable are comprised of amounts due from our CMFG #1, distributor customers and other miscellaneous receivables. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of September 30, 2015 and December 31, 2014, of the collectability of invoices, accounts receivable are presented net of an allowance for doubtful accounts of $9,408 and $55,773, respectively.

Inventory Valuation

Inventory is valued at the lower of cost (first in, first out) or market and consists primarily of finished goods of medical food products sold by the Company.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at September 30, 2015 and December 31, 2014, so no long-lived asset impairment was recorded.

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Intangible Assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist, the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. Taking into account the cyclical and non-recurring events that affected operations, the Company determined that no impairment indicators existed at September 30, 2015, or December 31, 2014, so no intangible asset impairment was recorded for the three or nine months ended September 30, 2015, or the year ended December 31, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments are accounts receivable, accounts payable, notes payable, and warrant derivative liability. The recorded values of accounts receivable and accounts payable approximate their fair values based on their short term nature. Notes payable and notes payable – related parties are recorded at their issue value or if warrants are attached at their issue value less the proportionate value of the warrant, which approximate their fair value. Warrants issued with ratcheting provisions are classified as derivative liabilities and are revalued using the Black-Scholes model each quarter based on changes in the market value of our common stock and unobservable level 3 inputs.

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

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC Topic 815-40 Derivatives and Hedging – Contracts in Entity’s own Equity (“ASC 815-40”). Pursuant to ASC 815-40, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability instead of as equity. Further, under ASC Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”) an evaluation of the embedded conversion feature of convertible debt is also evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. The estimated fair value of the warrants and the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the warrants at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the warrants and the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the consolidated statement of operations. As of September 30, 2015, 95,000 warrants and the embedded conversion feature of the $650,000 Debenture were classified as derivative liabilities. Each reporting period the warrants and the embedded conversion feature are re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the consolidated statements of operations. The Company’s remaining warrants are recorded to additional paid in capital as equity instruments.

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

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of September 30, 2015, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company’s effective tax rates were approximately 0% and 3% for the nine months ended September 30, 2015 and 2014, respectively. During 2013, the Company decided to fully reserve its net deferred income tax assets by taking a full valuation allowance against these assets. As a result of this decision, during the nine months ended September 30, 2015 and 2014, the Company did not recognize any income tax benefit as a result of its net loss. Further, during the nine months ended September 30, 2014, the Company recognized $65,828 of income tax expense upon the final resolution of the Company’s Federal and state income tax audits for years 2010 through 2012. Thus, during the nine months ended September 30, 2015 and 2014, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance and to a lesser extent, for the nine months ended June 30, 2014, upon the recognition of income tax expense resulting from the Company’s Federal and state income tax audits.

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

The table below shows the balances for the deferred income tax assets and liabilities as of the dates indicated.

	September 30, 2015	December 31, 2014
Deferred income tax asset-short-term	$1,556,656	$1,517,270
Allowance	(1,556,656)	(1,517,270)
Deferred income tax asset-short-term, net	—	—

Deferred income tax asset-long-term	9,075,043	8,303,462
Deferred income tax liability-long-term	(959,203)	(1,074,928)
Deferred income tax asset-long-term	8,115,840	7,228,534
Allowance	(8,115,840)	(7,228,534)
Deferred income tax asset-long-term, net	—	—

Total deferred tax asset, net	$—	$—

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

At September 30, 2015, the Company had total domestic Federal and state net operating loss carryovers of approximately $10,425,000 and $13,091,000, respectively. Federal and state net operating loss carryovers expire at various dates between 2021 and 2032.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants and convertible debt as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Warrants	4,699,372	4,919,372
Stock options	2,357,041	2,421,441
Convertible debentures	2,166,667	—
	9,223,080	7,340,813

Debt Discounts

The Company accounts for debt discount according to ASC 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the nine months ended September 30, 2015 and 2014, the Company recorded amortization of debt discounts of $257,876 and $353,374, respectively.

Research and Development

Research and development costs are expensed as incurred. In instances where we enter into clinical trial agreements with third parties for research and development activities, we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Typically, we expensed 50% of the contract amount within the first two years of the contract and 50% over the remainder of the record retention requirements under the contract based on our experience on how long the clinical trial service is provided. At this time, no clinical trials are being conducted.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition across entities, industries, jurisdictions, and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements, and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new revenue recognition standard requires entities to recognize revenue in a way that reflects the transfer of promised goods or services to customers in an amount based on the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606)” which delayed the effective date of the new revenue recognition guidance by one year. Therefore, ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company has not determined what transition method it will use and is currently assessing the impact that this guidance may have on its consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Extraordinary and Unusual Items”, which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU 2015-01 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. Under ASU 2015-11 entities should measure inventory that is not measured using last-in, first-out (LIFO) or the retail inventory method, including inventory that is measured using first-in, first-out (FIFO) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The adoption of ASU 2015-11 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies the guidance set forth in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, issued in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-15 provides additional guidance regarding debt issuance costs associated with line-of-credit arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect our consolidated financial position, results of operations or cash flows.

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

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

During the three and nine months ended September 30, 2015, the Company had stock-based compensation expense of $7,045 and $22,570, respectively, related to issuances from the Plan to the Company’s employees and directors, included in reported net loss. Further, during the three and nine months ended September 30, 2015, the Company had stock-based compensation expense of $8,663 and $37,970, respectively, related to issuances of restricted stock outside of the Plan resulting in total stock-based compensation expense of $15,708 and $60,541, respectively. During the three and nine months ended September 30, 2014, the Company had stock-based compensation expense included in reported net loss of $12,451 and $37,353, respectively. The total amount of stock-based compensation from issuances pursuant to the Plan to employees and directors for the three and nine months ended September 30, 2015 and 2014, related solely to the issuance of stock options.

During the nine months ended September 30, 2015, the Company had stock-based compensation expense of $27,024 related to warrant and restricted stock issuances outside of the Plan. During the nine months ended September 30, 2014, the Company had stock-based compensation expense included in reported net loss of $398,736.

A summary of stock option activity for the nine months ended September 30, 2015 and year ended December 31, 2014, is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2013	1,792,697	2,794,841	$1.89	7.03	$0
Cancellations and forfeitures	373,800	(373,800)	$2.62
Restricted stock awards	(75,000)	—

December 31, 2014	2,091,497	2,421,041	$1.77	5.88	$0
Grants	(200,000)	200,000	$0.30
Cancellations and forfeitures	264,000	(264,000)	$1.31

September 30, 2015	2,155,497	2,357,041	$1.70	5.08	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during the nine months ended September 30, 2015 and year ended December 31, 2014.

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

The Company did not issue any options during the year ended December 31, 2014. The Company utilized the Black-Scholes option pricing model and the assumptions used for the nine months ended September 30, 2015, are as follows:

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Nine Months Ended September 30, 2015
Weighted average risk free interest rate	1.13%
Weighted average life (in years)	3.4
Volatility	66%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$0.01

A summary of the changes in the Company’s nonvested options during the nine months ended September 30, 2015, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at December 31, 2014	170,833	$0.57	$—
Vested in nine months ended September 30, 2015	79,167	$0.65	$—
Non-vested at September 30, 2015	291,667	$0.17	$—
Exercisable at September 30, 2015	2,065,374	$0.95	$—
Outstanding at September 30, 2015	2,357,041	$0.85	$—

As of September 30, 2015, total unrecognized compensation cost related to unvested stock options was $42,213. The cost is expected to be recognized over a weighted average period of 1.7 years.

5. WARRANTS

During the year ended December 31, 2014, the Company issued a total of 662,907 warrants, at an average exercise price of $0.35 per share. Included in these issuances are 162,907 warrants issued to William E. Shell, M.D., the Company’s former Chief Executive Officer, in connection with the July 24, 2014 loan to the Company (See Note 7), and 500,000 warrants to several consultants for financial advisory and investor relations services. The Company has not issued any warrants during the nine months ended September 30, 2015 and cancelled 220,000 warrants, with an average exercise price of $0.42 per share.

The Company utilized the Black-Scholes option pricing model and the assumptions used for the nine months ended September 30, 2015 and the year ended December 31, 2014 are as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Weighted average risk free interest rate	0.56%	1.67% – 1.72%
Weighted average life (in years)	1.8	5.0
Volatility	67%	67%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$0.01	$0.67

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

The following table summarizes information about common stock warrants outstanding at September 30, 2015:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	365,000	3.30	$0.01	365,000	$0.01
$0.80	162,907	3.87	$0.80	162,907	$0.80
$1.00	1,625,000	1.74	$1.00	1,625,000	$1.00
$2.00	1,812,500	7.80	$2.00	1,812,500	$2.00
$2.60	20,000	2.60	$2.60	20,000	$2.60
$3.38	713,965	1.32	$3.38	713,965	$3.38

$0.01 - 3.38	4,699,372	4.21	$1.67	4,699,372	$1.67

Included in the Company’s outstanding warrants are 2,586,872 warrants that were issued to a related party over the period from August 2011 through July 2014 at exercise prices ranging from $0.01 to $3.38. As discussed in Note 3, 95,000 of the related party warrants contain provisions that require it to be accounted for as a derivative security. As of September 30, 2015 and December 31, 2014, the value of the related liability was $1,095 and $18,075, respectively. Changes in these values are recorded as income or expense during the reporting period that the change occurs.

6. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2015, and December 31, 2014, are comprised of the following:

	September 30, 2015	December 31, 2014
Due to physicians	$3,158,716	$2,659,698
Accrued salaries and director fees	3,063,707	3,121,642
Accrued payroll taxes	735,854	875,259
Other	619,617	617,381
Total accrued liabilities	$7,577,894	$7,273,980

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

7. NOTES PAYABLE

Notes payable at September 30, 2015, and December 31, 2014, are comprised of the following:

	September 30, 2015	December 31, 2014
Notes payable to William Shell Survivor’s Trust (a)	$1,874,411	$1,874,411
Notes payable to William Shell (b)	130,000	130,000
Notes payable to Lisa Liebman (c)	500,000	500,000
Note payable to Cambridge Medical Funding Group, LLC (d)	1,085,697	1,523,559
Note payable to Derma Medical Systems, Inc. (e)	650,000	—
Note payable to Shlomo Rechnitz (f)	1,151,890	—
Total notes payable	5,391,998	4,027,970
Less: debt discount	(169,860)	(308,507)
	5,222,138	3,719,463
Less: current portion	(4,406,908)	(3,597,173)
Notes payable – long-term portion	$815,230	$122,290

(a)	Between January 2011 and December 2012, William E. Shell, M.D., the Company’s former Chief Executive Officer, former Chief Scientific Officer, greater than 10% shareholder and a former director, loaned $5,132,334 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of (i) $4,982,334 to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”), and (ii) $150,000 to the William Shell Survivor’s Trust (the “Survivor’s Trust”). At the time these promissory notes were issued, all of these notes were issued with maturity dates of five years from the date of issuance with interest payable on the maturity date. On June 22, 2012, the Company’s Board of Directors ratified an amendment that modified all promissory notes that were issued prior to June 22, 2012 to demand notes with interest payable quarterly (the “June 2012 Amendment”). The Company disputes the validity of the June 2012 Amendment. On December 21, 2012, all notes issued to the Family Trust were assigned to the Survivor’s Trust (the “WS Trust Notes”) which in turn assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman. The WS Trust Notes accrue interest at rates ranging between 3.25% and 12.0% per annum.

During the three and nine months ended September 30, 2015, the Company incurred interest expense of $21,847 and $64,830, respectively, on the WS Trust Notes. During the three and nine months ended September 30, 2014, the Company incurred interest expense of $21,848 and $65,439, respectively. At September 30, 2015 and December 31, 2014, accrued interest on the WS Trust Notes totaled $86,146 and 21,316, respectively.

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

(b)	On July 24, 2014, Dr. Shell loaned $130,000 to the Company. As consideration for the loan, the Company issued Dr. Shell a promissory note in the aggregate principal amount of $130,000 (the “Shell Note”). The Shell Note accrues interest at the rate of 8% per annum and is payable on demand. As additional consideration for entering into the loan agreement, Dr. Shell received 162,907 warrants to purchase shares of the Company’s common stock at an exercise price of $0.798 per share (the “Shell Warrant”). The Company recorded a debt discount in the amount of $44,867 based on the estimated fair value of the Shell Warrant. The debt discount was amortized as non-cash interest expense on the date of issuance using the effective interest method. During the three and nine months ended September 30, 2015, the Company incurred interest expense of $2,621 and $7,778, respectively, on the Shell Note. At September 30, 2015 and December 31, 2014, accrued interest on the Shell Note totaled $9,716 and $1,938, respectively.

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

(c)	On December 21, 2012 the William Shell Survivor’s Trust assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman (the “Liebman Notes”), a related party. Lisa Liebman is married to Dr. Shell. The Liebman Notes accrue interest at rates ranging between 3.25% and 3.95% per annum. The Liebman Notes were included in the disputed June 2012 Amendment. The principal and interest on the Liebman Notes is reflected as payable on demand. During both the three and nine months ended September 30, 2015 and 2014, the Company incurred interest expense of $4,837 and $14,353, respectively. At September 30, 2015 and December 31, 2014, accrued interest on the Liebman Notes totaled $19,190 and $4,837, respectively.

(d)	On June 28, 2013, the Company entered into an arrangement with CMFG which was governed pursuant to the terms of four contemporaneous agreements. On October 1, 2013, CMFG assigned its rights pursuant to the Workers’ Compensation Receivables Funding, Assignment and Security Agreement, to Raven Asset-Based Opportunity Fund I LP, a Delaware limited partnership (“Raven”). The components of the agreements are detailed as follows:

●	Workers’ Compensation Receivables Funding, Assignment and Security Agreement, as amended (“CMFG #2”) – The Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012 (the “Funded Receivables”), to Raven. In exchange, the Company received a loan of $3.2 million. Prior to July 1, 2014, the monthly division of collections on Funded Receivables was distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to Raven to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if Raven receives less than $175,000 in a given month); Third, to Raven in an amount up to $175,000; Fourth, to the Company in an amount of $125,000; Fifth, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Effective July 1, 2014, the monthly division of collections on the Funded Receivables was modified and until such time as Raven has received payment of $3.95 million in collections from Funded Receivables, the Funded Receivables will be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to Raven to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if Raven receives less than $125,000 in a given month); Third, to Raven in an amount up to $125,000; Fourth, to the Company in an amount of $125,000; Fifth, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Once Raven has received payment of $3.95 million in collections from Funded Receivables, the Funded Receivables will cease to be distributed as described above, and will instead be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; and Second, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 45% to 55%, respectively.

●	Common Stock Warrant to James Giordano, CEO of CMFG – The Company issued a ten (10) year warrant to purchase 1,412,500 shares of common stock at an exercise price of $2.00 per share (the “Giordano Warrant”) as consideration for consulting services performed by Mr. Giordano, as described below. The warrants became exercisable during December 2013. The exercisable amount is limited to the average trading volume for the ten days prior to the date of exercise.

●	Professional Services and Consulting Agreement with Mr. Giordano – The Company entered into a consulting arrangement with Mr. Giordano for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. Mr. Giordano’s only form of compensation for his consulting services was the issuance of the Giordano Warrant. The consulting agreement terminates at such time as all the obligations or contemplated transactions detailed in the Giordano Warrant have been satisfied.

●	Professional Services and Consulting Agreement with CMFG – The Company entered into a consulting arrangement with CMFG for consulting services relating to medical receivable billing, billing/management strategies, and areas related to financing. The agreement provided for the Company to pay a one-time fee of $64,000 upon execution of the agreement.

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

The Company recorded a debt discount in the amount of $925,521 based on the estimated fair value of the Giordano and Raven Warrants. The debt discount is being amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three and nine months ended September 30, 2015, interest expense of $77,127 and $231,380, respectively, was recorded from the debt discount amortization. During the three and nine months ended September 30, 2014, interest expense was $77,127 and $308,507, respectively.

During the three and nine months ended September 30, 2015, the Company incurred interest expense, excluding amortization of debt discount, of $46,158 and $199,923, respectively, pursuant to CMFG #2. During the three and nine months ended September 30, 2014, the Company incurred interest expense, excluding amortization of debt discount, of $122,209 and $304,031, respectively.

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

The debt conversion feature embedded in the Debenture is accounted for under ASC Topic 815 – Derivatives and Hedging. At issuance, the estimated fair value of the debt conversion feature totaled $119,229. The fair value of the debt conversion feature was allocated from the gross proceeds of the Debenture and the respective discount is being amortized to interest expense over the term of the Debenture using the effective interest method. The valuation of the bifurcated debt conversion feature was valued at the issue date utilizing the Black Scholes option pricing model. During the three and nine months ended September 30, 2015, interest expense of $9,936 and $26,495, respectively, was recorded from the debt discount amortization. Additionally, the Company is required to mark to market the value of the conversion feature liability. Therefore, as of September 30, 2015, the Company revalued the fair value of the debt conversion feature for the Debenture and determined the conversion feature liability to be $173, a decrease of $119,056 from the fair value determined at the date of issuance. Changes in the conversion feature liability are recorded as income or expense during the reporting period that the change occurs.

During the three and nine months ended September 30, 2015, the Company incurred interest expense, excluding amortization of debt discount, of $6,575 and $18,630, respectively, on the Debenture. Pursuant to the terms of the Debenture, on June 30, 2015, the Company issued 40,183 shares of its common stock in payment of interest of $12,055. At September 30, 2015, accrued interest on the Debenture totaled $6,575.

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

(f)	On February 23, 2015, Shlomo Rechnitz loaned $1.2 million to the Company. As consideration for the loan, the Company issued Mr. Rechnitz a promissory note in the aggregate principal amount of $1.2 million (the “Rechnitz Note”). The Rechnitz Note accrues interest at 4% per annum, throughout its term, and has a maturity date of February 22, 2017. Principal and interest on the Rechnitz Note is payable in monthly installments of $52,110, beginning on March 22, 2015, and continuing until February 22, 2017. During the three and nine months ended September 30, 2015, the Company incurred interest expense of $8,392 and $24,613, respectively, on the Rechnitz Note. At September 30, 2015, accrued interest on the Rechnitz Note totaled $20,613 and the Company is $312,659 in arrears on its monthly payment obligations.

8. RELATED PARTY TRANSACTIONS

Notes Payable

As of September 30, 2015, and December 31, 2014, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $3,154,411 and $2,504,411, respectively (See Note 7).

9. EQUITY TRANSACTIONS

During the nine months ended September 30, 2015, the Company issued an aggregate of 877,230 shares of its common stock pursuant to agreements with its employees and consultants to the Company. The Company valued these share issuances at $43,971, which was based upon the value of the Company’s common stock on the date of issuance, resulting in an average of $0.05 per share. Additionally, pursuant to the terms of the Debenture, the Company issued 40,183 shares of its common stock in payment of interest in the amount of $12,055.

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

On April 27, 2015, as a result of binding arbitration through JAMS, an award of $1.17 million dollars was issued against TMP for breach of contract, and in favor of PDR Medical Management, LLC (“PDR”), a former distributor of the Company’s products. The amount of the award was for sums previously included in the Company’s financial statements as “Due to Physicians” (See Note 6). Additionally, the arbitrator awarded an additional $333,274 to PDR which is reflected in accounts payable as of September 30, 2015. The additional amount consisted of attorneys’ fees and costs of $216,174 and prejudgment interest of $117,100.

TARGETED MEDICAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

On March 13, 2015, the Company received from counsel for Dr. Shell, Ms. Liebman, the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”) and the William Shell Survivor’s Trust (the “Survivor’s Trust”), a written demand for repayment of all principal and interest outstanding on all outstanding notes. The Company disputed the enforceability of the demand. On April 27, 2015, Dr. Shell, Ms. Liebman and the Survivor’s Trust filed suit in Superior Court of California, County of Los Angeles, for repayment of all principal and interest outstanding. Additionally, between June 4, 2013, and November 25, 2013, the William Shell Survivor’s Trust converted $2,000,000 of its notes into 1,769,629 shares of the Company’s common stock. The complaint now alleges that the conversion of $2,000,000 in notes held by the Survivor’s Trust did not occur. On May 28, 2015, The Survivor’s Trust applied for issuance of a right to attach order and for issuance of writ of attachment in the amount of $2,517,334 as a provisional remedy to secure enforcement of certain of the outstanding notes. On September 1, 2015, the Superior Court denied the motion for issuance of writ of attachment. The Company disputes the allegations of the Complaint. In addition, the lawsuit may be deemed related to pending litigation between Dr. Shell and the beneficiaries of the Family Trust concerning the ownership and control of trust assets.

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

11. SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2015 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

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

Recent Developments

On March 13, 2015, the Company received from counsel for Dr. Shell, Ms. Liebman, the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”) and the William Shell Survivor’s Trust (the “Survivor’s Trust”), a written demand for repayment of all principal and interest outstanding on all outstanding notes. The Company disputed the enforceability of the demand. On April 27, 2015, Dr. Shell, Ms. Liebman and the Survivor’s Trust filed suit in Superior Court of California, County of Los Angeles, for repayment of all principal and interest outstanding. Additionally, between June 4, 2013, and November 25, 2013, the William Shell Survivor’s Trust converted $2,000,000 of its notes into 1,769,629 shares of the Company’s common stock. The complaint now alleges that the conversion of $2,000,000 in notes held by the Survivor’s Trust did not occur. On May 28, 2015, The Survivor’s Trust applied for issuance of a right to attach order and for issuance of writ of attachment in the amount of $2,517,334 as a provisional remedy to secure enforcement of certain of the outstanding notes. On September 1, 2015, the Superior Court denied the motion for issuance of writ of attachment. The Company disputes the allegations of the Complaint. In addition, the lawsuit may be deemed related to pending litigation between Dr. Shell and the beneficiaries of the Family Trust concerning the ownership and control of trust assets.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2015 and 2014

		% of		% of
	2015	Sales	2014	Sales

Total revenue	$1,562,317	100.0%	$1,674,030	100.0%
Total cost of sales	497,448	31.8%	495,805	29.6%
Gross profit	1,064,869	68.2%	1,178,225	70.4%
Total operating expenses	1,081,840	69.3%	1,866,040	111.5%
Loss from operations	(16,971)	(1.1%)	(687,815)	(41.1%)
Total other expenses	(220,787)	(14.1%)	(326,022)	(19.5%)
NET LOSS	$(237,758)	(15.2%)	$(1,013,837)	(60.6%)

Revenue

During the three months ended September 30, 2015 and 2014, the Company recognized total revenue of $1,562,317 and $1,674,030, respectively. Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment. Total revenues were comprised as follows:

	Three Months Ended September 30,

	2015	% of total revenue	2014	% of total revenue
Total product revenue	$1,432,120	91.7%	$1,521,326	90.9%
Total service revenue	130,197	8.3%	152,704	9.1%
Total revenue	$1,562,317	100.0%	$1,674,030	100.0%

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

The Company recognized product revenue for the three months ended September 30, 2015 and 2014, of $1,432,120 and $1,521,326, respectively. The distribution of product revenue between the Cash Method and the Accrual Method of revenue recognition is as follows:

	Three Months Ended September 30,

Revenue recognition method	2015	% of product revenue	2014	% of product revenue
Cash method	$892,285	62.3%	$785,371	51.6%
Accrual method	539,835	37.7%	735,955	48.4%
Total product revenue	$1,432,120	100.0%	$1,521,326	100.0%

The decrease in total product revenue is primarily attributed to two factors. First, the Company experienced a decrease in product revenue of $214,876 from sales under the CMFG #1 Model. Under the CMFG #1 Model, certain physicians that purchased products from TMP under the Physician Managed Model had assigned their accounts receivables from California WC benefit claims to CMFG, at a discounted rate. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, were satisfied directly by CMFG. During 2015, as a result of low reimbursement on the accounts receivable, CMFG terminated the relationship with some physicians and delayed the acceptance of claims for other physicians. The decrease in product revenue from sales under the CMFG #1 Model was partially offset by a $106,914 increase in product revenue from the Company’s cash method customers. The increase in cash collections from the Company’s cash method customers is attributed to routine fluctuations in payer reimbursements.

Service Revenue:

In addition to product revenue, which is recognized in the TMP segment, the Company also recognizes service revenue from billing and collection services in its CCPI segment. The Company recognized service revenue for the three months ended September 30, 2015 and 2014, of $130,197 and $152,704, respectively. In each of the Physician Managed and Hybrid Models, CCPI provides billing and collection services. In consideration for its services, CCPI receives a service fee that is based upon a percentage of gross collections. Because fees are only earned by CCPI upon collection on the claim, and the fee is not determinable until the amount of the collection on the claim is known, CCPI recognizes revenue at the time claims are paid. Under the CMFG #1 Model (under which CCPI also provides billing and collection services) CCPI recognizes revenue on the date that the 20% advance payment is due from CMFG. The decrease in service revenue of $22,507 is primarily due to an overall decrease in aggregate collections.

Cost of Product Sold

The reported cost of product sold for the three months ended September 30, 2015 decreased by $18,193 to $94,666 from $112,859 for the three months ended September 30, 2014. The cost of product sold as a percentage of reported product revenue decreased to 6.6% for the three months ended September 30, 2015, compared to 7.4% for the three months ended September 30, 2014. Since the Company recognizes the cost of product sold on all products shipped, regardless of whether the sale resulted from a Cash Method or an Accrual Method customer, the cost of product sold as a percent of product billings (shipments) is more relevant for comparison purposes.

The actual cost of product sold as a percent of product billings during the three months ended September 30, 2015, was 9.0% compared with 7.8% in the three months ended September 30, 2014. The increase in product cost as a percent of product billings is primarily attributed to the delay in the acceptance of assigned claims for certain physicians by CMFG pursuant to the CMFG #1 Model. The existence of the delay resulted in a reduction in accrual method billings while at the same time the Company recognized the cost of product sold for these sales.

The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of product sold:

	Three Months Ended September 30,
	2015	2014
Derived from consolidated statements of operations:
Reported product revenue	$1,432,120	$1,521,326
Cost of product sold	$94,666	$112,859

Cost of product sold as a % of reported revenue	6.6%	7.4%

Derived from actual billings (net of rapid pay discounts):
Cash method billings	$517,366	$710,424
Accrual method billings	539,835	735,955
Total actual billings	$1,057,201	$1,446,379
Cost of product sold	$94,666	$112,859

Cost of product sold as a % of actual billings	9.0%	7.8%

Cost of Services Sold

The cost of services sold for the three months ended September 30, 2015, increased $19,836 to $402,782 from $382,946 for the three months ended September 30, 2014. Cost of services sold consists primarily of salaries and employee benefits. During the three months ended September 30, 2015 and 2014, salaries and employee benefits were $248,652 and $282,945, respectively, a decrease of $34,293. The decrease in salaries and employee benefits was the result of a series of personnel reductions at the Company’s billing and collections subsidiary and was offset by an increase of $51,912 attributed to the contracting of a third party billing and collections company for assistance in the collection of workers’ compensation claims on behalf of CCPI’s physician customers.

Operating Expenses

Operating expenses for the three months ended September 30, 2015, decreased $784,200 to $1,081,840 from $1,866,040 for the three months ended September 30, 2014. Operating expenses as a percentage of total revenue decreased to 69% of revenue from 111% of revenue. Operating expenses consist of research and development expense, which decreased $54,466, and selling, general and administrative expenses, which decreased $729,734. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2015, decreased $54,466, to $1,261 from $55,727 for the three months ended September 30, 2014. The level of expense typically varies from year to year depending on both the number of clinical trials that we have in progress and the level of activity occurring in the clinical trials. The level of activity during the three months ended September 30, 2015 was significantly less than the activity during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Company was conducting two clinical studies. The first study was a 60 patient clinical study with the University of Cincinnati Physicians Company, LLC, an Ohio nonprofit company. This study was being conducted on the effects of Theramine in the prevention of migraine headaches. During the three months ended September 30, 2014, the Company recorded $44,000 in expense related to this study. In October 2014 the Company elected to terminate this study. The second study was a 128 patient clinical study with the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., in support of Womack Army Medical Center Fort Bragg NC (the “Foundation”) was initiated on the effectiveness of Theramine for the treatment of acute or sub-acute lower back pain due to injury. Subsequent to initiation of the clinical study, which began in May 2014, the Foundation requested that the Company perform certain tasks that it felt were necessary to continue the clinical study. The Company has not yet made a determination as to whether it will perform the requested tasks. Consequently, the clinical study has been placed on hold and no expenses have been incurred as a result of this clinical study during 2015. The $44,000 in expense that the Company incurred during the three months ended September 30, 2014 as a result of the University of Cincinnati study was the primary cause for the $54,466 decrease in research and development expense. The remaining decrease in research and development expenses during the three months ended September 30, 2015 compared to September 30, 2014 is due to various research and development related expenses, none of which are significant individually.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $1,080,579 and $1,810,313 for the three months ended September 30, 2015 and 2014, respectively. As reflected in the table below, the decrease in SG&A for the three months ended September 30, 2015, when compared to the three months ended September 30, 2014, was primarily the result of various fluctuations in the following expense categories: salaries and employee benefits, professional fees, and depreciation and amortization expenses.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change

Salaries and employee benefits	$645,553	$1,010,698	$(365,145)	(36.1%)
Professional fees	155,281	441,038	(285,757)	(64.8%)
Rent	57,526	62,027	(4,501)	(7.3%)
Insurance	22,915	64,302	(41,387)	(64.4%)
Depreciation & amortization	26,830	50,377	(23,547)	(46.7%)
General and administrative	172,474	181,871	(9,397)	(5.2%)
Total selling, general and administrative expenses	$1,080,579	$1,810,313	$(729,734)	(40.3%)

The $365,145 decrease in salaries and employee benefits is primarily attributed to an overall reduction in employees. The Company has made a concerted effort to reduce costs and as a result of this effort the number of employees in the TMP segment has decreased from 28 employees at September 30, 2014 to 22 employees at September 30, 2015. Additionally, during the three months ended September 30, 2014, the Company had eliminated an additional 5 positions. Taking into consideration these 5 eliminated positions, the number of employees in the TMP segment has decreased by 31%.

The second largest decrease of our SG&A expenses is professional fees which, compared to the three months ended September 30, 2014, decreased by $285,757. During the three months ended September 30, 2014, primarily as a result of five different consulting agreements for financial advisory and investor relations services, the Company incurred $302,598 in professional fees. During the quarter ended March 31, 2015, the Company had terminated all of these types of consulting services and therefore did not incur any expense related to these contracts during the three months ended September 30, 2015.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years. The Company allocates depreciation and amortization expense between cost of sales and operating expenses. The decrease in depreciation and amortization that is included in SG&A, of $23,547, is primarily attributed to the timing of when assets were placed in service. The Company has not placed any new assets into service since 2013 and as a result a significant amount of its capitalized assets have now been fully depreciated.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s derivative liabilities associated with issuances of warrants and debt. During the three months ended September 30, 2015, the Company reported other expense of $220,787 compared with expense of $326,022 during the three months ended September 30, 2014.

Interest expense decreased by $22,986, resulting in interest expense of $265,110 in the three months ended September 30, 2015, as compared to interest expense of $288,096 in the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company incurred interest expense from the $3.2 million loan with Cambridge Medical Funding Group (the “Cambridge Note”) of $46,158 and recorded non-cash interest expense of $77,127 based on the estimated fair value of the warrants issued in connection with the Cambridge Note. During the three months ended September 30, 2014, the Company incurred interest expense from the Cambridge Note of $122,209 and recorded non-cash interest expense of $77,127, a net decrease of $76,051. The decrease in interest expense associated with the Cambridge Note was primarily offset by an increase attributed to; (i) a $650,000 4% senior secured convertible debenture (the “Debenture”) issued to Derma Medical Systems, Inc. on January 13, 2015, (ii) a $1.2 million 4% promissory note issued to Shlomo Rechnitz on February 23, 2015 (the “Rechnitz Note”) and (iii) 10% interest on the $1.5 million dollar award that was issued against TMP and in favor of PDR in April 2015.

Changes in the fair value of the Company’s derivative liabilities resulted in income of $44,323 in the three months ended September 30, 2015, compared with an expense of $37,926 in the three months ended September 30, 2014. The Company’s derivative liabilities are comprised of 95,000 warrants that were issued in July 2012 with anti-dilution ratcheting provisions and the fair value of the debt conversion feature of the Debenture that was issued in January 2015. The income that was recognized in the three months ended September 30, 2015, represents a decrease in the fair value of both the warrant derivative liability and the debt conversion feature of the Debenture. The decrease in fair value was primarily caused by the decrease in the value of our common stock, which trades on the OTCQB tier of the over-the-counter securities market under the symbol “TRGM”. During the three months ended September 30, 2014, an expense was recognized due to an increase in the warrant derivative liability from the 95,000 warrants.

Current and Deferred Income Taxes

In June 2013 the Company made a decision to fully reserve its net deferred tax assets. As a result of this decision, we did not record an income tax benefit during the three months ended September 30, 2015 and 2014.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $9,672,496.

Net Loss

Net loss for the three months ended September 30, 2015, was $237,758 compared to a net loss of $1,013,837 for the three months ended September 30, 2014. The decreased net loss was primarily a result of the reduction of expenses in the 2015 period as described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

		% of		% of
	2015	Sales	2014	Sales

Total revenue	$3,972,283	100.0%	$5,696,134	100.0%
Total cost of sales	1,582,854	39.9%	1,565,303	27.5%
Gross profit	2,389,429	60.1%	4,130,831	72.5%
Total operating expenses	4,052,241	102.0%	5,625,475	98.7%
Loss from operations	(1,662,812)	(41.9%)	(1,494,644)	(26.2%)
Total other expenses	(799,525)	(20.1%)	(851,052)	(15.0%)
Loss before income taxes	(2,462,337)	(62.0%)	(2,345,696)	(41.2%)
Income tax expense	—	—	65,828	1.1%
NET LOSS	$(2,462,337)	(62.0%)	$(2,411,524)	(42.3%)

Revenue

During the nine months ended September 30, 2015 and 2014, the Company recognized total revenue of $3,972,283 and $5,696,134, respectively. Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment. Total revenues were comprised as follows:

	Nine Months Ended September 30,

	2015	% of total revenue	2014	% of total revenue
Total product revenue	$3,580,029	90.1%	$5,220,529	91.7%
Total service revenue	392,254	9.9%	475,605	8.3%
Total revenue	$3,972,283	100.0%	$5,696,134	100.0%

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

The Company recognized product revenue for the nine months ended September 30, 2015 and 2014, of $3,580,029 and $5,220,529, respectively. The distribution of product revenue between the Cash Method and the Accrual Method of revenue recognition is as follows:

	Nine Months Ended September 30,

Revenue recognition method	2015	% of product revenue	2014	% of product revenue
Cash method	$1,944,203	54.3%	$2,523,244	48.3%
Accrual method	1,635,826	45.7%	2,697,285	51.7%
Total product revenue	$3,580,029	100.0%	$5,220,529	100.0%

The decrease in total product revenue is primarily attributed to two factors. First, the Company experienced a decrease in product revenue of $882,636 from sales under the CMFG #1 Model. Under the CMFG #1 Model, certain physicians that purchased products from TMP under the Physician Managed Model had assigned their accounts receivables from California WC benefit claims to CMFG, at a discounted rate. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, were satisfied directly by CMFG. During 2015, as a result of low reimbursement on the accounts receivable, CMFG terminated the relationship with some physicians and delayed the acceptance of claims for other physicians. The second factor that significantly attributed to the decrease in product revenue was the result of a decrease in cash collections from the Company’s cash method customers. The decrease in cash collections from the Company’s cash method customers is attributed to a reduction in aggregate actual billings (product shipments). The reduction in product shipments to cash method customers is the result of an effort to eliminate unprofitable historical accounts that offered significant rapid pay discounts and uncertainty of payment. As reflected in the following table, during the nine months ended September 30, 2015 and 2014, the Company shipped product to its cash method customers with product billings of $2,033,315 and $2,399,066, respectively. The 15.2% decrease in product shipments to customers that, for purposes of revenue recognition, are accounted for as cash method customers is the primary additional cause of the overall decrease in product revenue.

	Nine Months Ended September 30,
Actual billings	2015	2014	$ Change	% Change
Cash method	$2,033,315	$2,399,066	$(365,751)	(15.2%)
Accrual method	1,635,826	2,697,285	(1,061,459)	(39.4%)
Total product billings	$3,669,141	$5,096,351	$(1,427,210)	(28.0%)

Cost of Product Sold

The reported cost of product sold for the nine months ended September 30, 2015 decreased by $8,742 to $367,090 from $375,832 for the nine months ended September 30, 2014. The cost of product sold as a percentage of reported product revenue increased to 10.3% for the nine months ended September 30, 2015, compared to 7.2% for the nine months ended September 30, 2014. Since the Company recognizes the cost of product sold on all products shipped, regardless of whether the sale resulted from a Cash Method or an Accrual Method customer, the cost of product sold as a percent of product billings (shipments) is more relevant for comparison purposes.

The actual cost of product sold as a percent of product billings during the nine months ended September 30, 2015, was 10.0% compared with 7.4% in the nine months ended September 30, 2014. The increase in product cost as a percent of product billings is primarily attributed to the delay in the acceptance of assigned claims for certain physicians by CMFG pursuant to the CMFG #1 Model. The existence of the delay resulted in a reduction in accrual method billings while at the same time the Company recognized the cost of product sold for these sales.

The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of product sold:

	Nine Months Ended September 30,
	2015	2014
Derived from consolidated statements of operations:
Reported product revenue	$3,580,029	$5,220,529
Cost of product sold	$367,090	$375,832

Cost of product sold as a % of reported revenue	10.3%	7.2%

Derived from actual billings (net of rapid pay discounts):
Cash method billings	$2,033,315	$2,399,066
Accrual method billings	1,635,826	2,697,285
Total actual billings	$3,669,141	$5,096,351
Cost of product sold	$367,090	$375,832

Cost of product sold as a % of actual billings	10.0%	7.4%

Cost of Services Sold

The cost of services sold for the nine months ended September 30, 2015, increased by $26,293 to $1,215,764 from $1,189,471 for the nine months ended September 30, 2014. Cost of services sold consists primarily of salaries and employee benefits. Salaries and employee benefits are largely a fixed cost. Thus, during periods of declining revenues the Company experiences a significant increase in the cost of services sold as a percentage of total revenue. Accordingly, the cost of services sold for the nine months ended September 30, 2015, increased to 30.6% of total revenue from 20.9% for the nine months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, salaries and employee benefits were $830,334 and $946,220, respectively, a decrease of $115,886. The decrease in salaries and employee benefits was the result of a series of personnel reductions at the Company’s billing and collections subsidiary and was primarily offset by two factors. First, the Company recognized an increase of $110,401 attributed to the contracting of a third party billing and collections company for assistance in the collection of workers’ compensation claims on behalf of CCPI’s physician customers. Second, the Company incurred an increase of $31,200 attributed to the filing of liens for workers’ compensation claims on behalf of CCPI’s physician customers.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015, decreased $1,573,234 to $4,052,241 from $5,625,475 for the nine months ended September 30, 2014. Operating expenses as a percentage of total revenue increased to 102% of revenue from 99% of revenue. Operating expenses consist of research and development expense, which decreased $131,834, and selling, general and administrative expenses, which decreased $1,441,400. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2015, decreased $131,834, to $11,654 from $143,488 for the nine months ended September 30, 2014. The level of expense typically varies from year to year depending on both the number of clinical trials that we have in progress and the level of activity occurring in the clinical trials. The level of activity during the nine months ended September 30, 2015 was significantly less than the activity during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company was conducting two clinical studies. The first study was a 60 patient clinical study with the University of Cincinnati Physicians Company, LLC. During the nine months ended September 30, 2014, the Company recorded $88,000 in expense related to this study. In October 2014 the Company elected to terminate this study. The second study was a 128 patient clinical study with the Foundation that was initiated to evaluate the effectiveness of Theramine for the treatment of acute or sub-acute lower back pain due to injury. During the nine months ended September 30, 2014, the Company recorded $15,000 in expense related to this study. The Foundation clinical study has been placed on hold and no expenses were incurred as a result of this clinical study during the nine months ended September 30, 2015. The $15,000 in expense that the Company incurred as a result of the clinical study with the Foundation combined with $88,000 in expense related to the study with the University of Cincinnati was the primary cause for the $131,834 decrease in research and development expense.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $4,040,587 and $5,481,987 for the nine months ended September 30, 2015 and 2014, respectively. As reflected in the table below, the decrease in SG&A for the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014, was primarily the result of various fluctuations in the following expense categories: salaries and employee benefits, professional fees, depreciation and amortization and general and administrative expenses.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change

Salaries and employee benefits	$1,962,072	$3,307,768	$(1,345,696)	(40.7%)
Professional fees	872,525	1,052,828	(180,303)	(17.1%)
Rent	203,644	186,719	16,925	9.1%
Insurance	193,905	202,941	(9,036)	(4.5%)
Depreciation & amortization	91,129	156,501	(65,372)	(41.8%)
General and administrative	717,312	575,230	142,082	24.7%
Total selling, general and administrative expenses	$4,040,587	$5,481,987	$(1,441,400)	(26.3%)

The $1,345,696 decrease in salaries and employee benefits is primarily attributed to an overall reduction in employees. The Company has made a concerted effort to reduce costs and as a result of this effort the number of employees in the TMP segment has decreased from 34 employees at January 1, 2014 to 22 employees at September 30, 2015, a 35% decrease in the TMP Segment.

The second largest component of our SG&A is professional fees which, compared to the nine months ended September 30, 2014, decreased by $180,303. During the nine months ended September 30, 2015, the Company experienced a decrease in professional fees as a result of multiple factors.

●	During the nine months ended September 30, 2014, primarily as a result of five different consulting agreements, the Company incurred $552,436 in fees for financial advisory and investor relations services. During the quarter ended March 31, 2015, the Company had terminated all of these types of consulting services resulting in a decrease in financial advisory and investor relations services of $492,912.

●	In January 2013, the Company engaged a consultant for assistance in attaining Medicaid approval of four of the Company’s products: Theramine®, Sentra AM®, Sentra PM® and AppTrim®. The Company terminated this consulting engagement at March 31, 2014. During the nine months ended September 30, 2014, the Company recognized $30,000 in fees related to this consulting contract as opposed to no fees during the nine months ended September 30, 2015.

The $522,912 decrease in professional fees from financial advisory, investor relations and Medicaid consulting services was partially offset by a $419,649 increase in legal fees.

●	On April 27, 2015, as a result of binding arbitration through JAMS, an award of $1.17 million dollars was issued against TMP for breach of contract, and in favor of PDR Medical Management, LLC (“PDR”), a former distributor of the Company’s products. The amount of the award was for sums previously included in the Company’s accrued liabilities as “Due to Physicians”. Additionally, the arbitrator awarded an additional $333,274 to PDR. The additional amount consisted of attorneys’ fees and costs of $216,174 and prejudgment interest of $117,100.

●	During the nine months ended September 30, 2015, the Company incurred $291,194 in legal fees primarily related to litigation with PDR and Dr. Shell and $50,180 related to regulatory and compliance matters. Conversely, during the nine months ended September 30, 2014, the Company only incurred $87,719 in legal fees related to these matters which resulted in an increase of $203,475.

The remaining variance in professional fees is due to various types of professional fees, none of which are significant individually.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years. The Company allocates depreciation and amortization expense between cost of sales and operating expenses. During the nine months ended September 30, 2015, as reflected in the Company’s consolidated statements of cash flows, in aggregate depreciation and amortization decreased by $126,993. The decrease in depreciation and amortization that is included in SG&A, of $65,372, is primarily attributed to the timing of when assets were placed in service. The Company has not placed any new assets into service since 2013 and as a result a significant amount of its capitalized assets have now been fully depreciated.

General and administrative expense experienced an increase of $142,082 during the nine months ended September 30, 2015 over the nine months ended September 30, 2014. During the nine months ended September 30, 2014, the Company successfully resolved a dispute with a former vendor over an amount due of $139,318. The entire amount was written-off. Upon elimination of this one-time adjustment, the adjusted increase in general and administrative expense was $2,764. This increase in general and administrative expenses is a combination of several types of expenses, none of which are significant individually.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s derivative liabilities associated with issuances of warrants and debt. During the nine months ended September 30, 2015, the Company reported other expense of $799,525 compared with expense of $851,052 during the nine months ended September 30, 2014.

Interest expense increased by $123,799, resulting in interest expense of $935,559 in the nine months ended September 30, 2015, as compared to interest expense of $811,760 in the nine months ended September 30, 2014. The increase was primarily due to the April 2015 award of prejudgment interest of $117,100 in the PDR arbitration, $64,357 in interest on the $1.5 million dollar award that was issued in the PDR arbitration, $103,993 in interest related to untimely payroll tax deposits and an increase of $43,244 in interest from the existence of two new promissory notes; the Debenture and the Rechnitz Note. The aggregate increase in interest expense attributed to the PDR arbitration, untimely payroll tax deposits and two new loans of $328,694 was partially offset by a reduction in interest expense on the $3.2 million loan with Cambridge Medical Funding Group (the “Cambridge Note”). During the nine months ended September 30, 2015, the Company incurred interest expense from the Cambridge Note of $199,923 and recorded non-cash interest expense of $231,380 based on the estimated fair value of the warrants issued in connection with the Cambridge Note. During the nine months ended September 30, 2014, the Company incurred interest expense from the Cambridge Note of $304,031 and recorded non-cash interest expense of $308,507, a net decrease of $181,235.

Changes in the fair value of the Company’s derivative liabilities resulted in income of $136,034 in the nine months ended September 30, 2015, compared with an expense of $39,292 in the nine months ended September 30, 2014. The Company’s derivative liabilities are comprised of 95,000 warrants that were issued in July 2012 with anti-dilution ratcheting provisions and the fair value of the debt conversion feature of the Debenture that was issued in January 2015. The income that was recognized in the nine months ended September 30, 2015, represents a decrease in the fair value of both the warrant derivative liability and the debt conversion feature of the Debenture. The decrease in fair value was primarily caused by the decrease in the value of our common stock, which trades on the OTCQB tier of the over-the-counter securities market under the symbol “TRGM”. Conversely, during the nine months ended September 30, 2014, expense was recognized due to an increase in the warrant derivative liability from the 95,000 warrants.

Current and Deferred Income Taxes

In June 2013 the Company made a decision to fully reserve its net deferred tax assets. As a result of this decision, we did not record an income tax benefit during the nine months ended September 30, 2015 and 2014. Further, as a result of the findings from the IRS and FTB audits for the tax years 2010 through 2012, we recorded income tax expense of $65,828 during the nine months ended September 30, 2014.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $9,672,496.

Net Loss

Net loss for the nine months ended September 30, 2015, was $2,462,337 compared to a net loss of $2,411,524 for the nine months ended September 30, 2014. The increased net loss was a result of a combination of both decreased revenues and expenses as described above.

FINANCIAL CONDITION

Our negative working capital of $13,308,269 as of September 30, 2015 increased by $1,492,648 from our December 31, 2014 negative working capital of $11,815,621. Our operating losses during the nine months ended September 30, 2015 were funded by proceeds from notes payable of $1,850,000.

Unrecognized Accounts Receivable

As of September 30, 2015, we have approximately $6.6 million in unrecognized accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our Cash Method customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized accounts receivable, including cost of products sold, have already been expensed in our financial statements. In addition, for federal and state income tax purposes the Company has recognized these unrecognized accounts receivable as revenues. Therefore, the Company will not incur current tax liabilities for these unrecognized accounts receivable to the extent they are collected in future periods.

For the nine months ended September 30, 2015, the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables; specifically, the underlying outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices. The analysis takes into account the value of claims outstanding, the age of these claims, and historical claims settlement and payment patterns. At September 30, 2015, the Company determined that collections on its unrecognized accounts receivable would approximate $6.6 million. The analysis also took into account the impact of the agreement with Raven Asset-Based Opportunity Fund I LP (“Raven”), particularly the agreement dated June 28, 2013, as amended, regarding future collections. In exchange for loans of $3.2 million the Company assigned its interest in certain pre-2013 workers compensation claims to Raven and agreed to share approximately 50% of future collections proceeds from settlement of such claims. At September 30, 2015, cumulative payments made to CMFG and Raven pursuant to CMFG #2 were $2,741,687. The Company allocated these payments as debt repayment of $2,114,303 and interest payments of $627,384. Thus, at September 30, 2015, the remaining principal amount due to CMFG was $1,085,697. The Company expects CMFG will receive aggregate future payments of approximately $3.2 million. As a result of this updated and expanded analysis, of the total amount of $6.6 million in unrecognized accounts receivable, the Company expects to retain approximately $3.5 million, net of estimated amounts of future proceeds belonging to Raven pursuant to CMFG #2.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans. As noted above, we entered into an agreement with Raven that provided for loans of $3.2 million. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2014 and 2013, our independent registered public accounting firm included an explanatory paragraph which stated there was substantial doubt regarding our ability to continue as a going concern. We do not currently have sufficient capital resources to fund operations for the next 12 month period, and as such, our ability to continue as a going concern as well as the continuation and expansion of our business is dependent upon either obtaining future equity or debt financings and/or achieving profitable operations in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful in obtaining the required additional equity or debt financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. Our inability to raise additional capital as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Net cash used in operating activities for the nine months ended September 30, 2015, was $1,355,160 as opposed to net cash provided by operating activities of $542,607 during the nine months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, the Company reported a net loss of $2,462,337 and $2,411,524, respectively.

Net proceeds from the issuance of notes payable offset the negative cash flows from operating activities. Ultimately, we experienced an increase in cash of $8,868 in the nine months ended September 30, 2015. A decrease in cash collections on claims filed by CCPI on behalf of customers utilizing the Physician Managed Model and Hybrid Model negatively impacted cash flows in the nine months ended September 30, 2015. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business, such as workers compensation, to markets with shorter collection cycles, such as private insurance and cash sales.

CONTRACTUAL OBLIGATIONS

The Company leases its operating facility under a lease agreement expiring February 28, 2018 at the rate of $8,125 per month. The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015, and has determined that our disclosure controls and procedures were effective as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 13, 2015, we received from counsel for Dr. Shell, Ms. Liebman, the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”) and the William Shell Survivor’s Trust (the “Survivor’s Trust”), a written demand for repayment of all principal and interest outstanding on all outstanding notes. We disputed the enforceability of the demand. On April 27, 2015, Dr. Shell, Ms. Liebman and the Survivor’s Trust filed suit in Superior Court of California, County of Los Angeles, for repayment of all principal and interest outstanding. Additionally, between June 4, 2013, and November 25, 2013, the William Shell Survivor’s Trust converted $2,000,000 of its notes into 1,769,629 shares of the Company’s common stock. The complaint now alleges that the conversion of $2,000,000 in notes held by the Survivor’s Trust did not occur. On May 28, 2015, The Survivor’s Trust applied for issuance of a right to attach order and for issuance of writ of attachment in the amount of $2,517,334 as a provisional remedy to secure enforcement of certain of the outstanding notes. On September 1, 2015, the Superior Court denied the motion for issuance of writ of attachment. The Company disputes the allegations of the Complaint. In addition, the lawsuit may be deemed related to pending litigation between Dr. Shell and the beneficiaries of the Family Trust concerning the ownership and control of trust assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 11, 2015, the Company issued 288,769 shares of common stock as payment for services to its employees. The shares were valued at $0.03 per share based on the price of the Company’s common stock. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

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

TARGETED MEDICAL PHARMA, INC.

Date: November 13, 2015	By:	/s/ Kim Giffoni
Kim Giffoni
Chief Executive Officer

Date: November 13, 2015	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer

