Form 10-K
period 2015-12-31
Targeted Medical Pharma, Inc.
filed 2016-04-14
CIK 1420030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2015 was $2,432,666.

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 13, 2016
Common stock, $0.001 par value	30,185,727

TARGETED MEDICAL PHARMA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

Targeted Medical Pharma, Inc. (the “Company” or “TMP”), also doing business as Physician Therapeutics (“PTL”), is a specialty pharmaceutical company that develops and commercializes amino acid based medications. We began our operations as Targeted Medical Foods, a California general partnership, which was converted into a California limited liability company in 2002, to develop medical food products. In 2006, Targeted Medical Foods reorganized as a Delaware corporation and changed its name to Targeted Medical Pharma, Inc. In 2007, we formed Complete Claims Processing Inc., a California corporation and our wholly-owned subsidiary (“CCPI”), as a specialty billing and collection services company to provide billing and collection services relating to our products dispensed by physician clients and to physician clients of some of our distributors. In 2015, we formed Amino Nutritionals, LLC (“Amino Nutritionals”), a 50% owned subsidiary which will market Theraleve, a proprietary dietary supplement product for chronic pain sufferers, directly to consumers.

We currently develop and distribute a line of patented amino acid based medical food products, dietary supplements and generic drugs to physicians, pharmacies, and patients throughout the United States and abroad. Our proprietary patented technology uses a five component system to allow uptake and use of important neurotransmitter precursors to produce the neurotransmitters that control autonomic nervous system function such as sleep and pain perception. The neurotransmitters addressed by our patents include nitric oxide, acetylcholine, serotonin, norepinephrine, epinephrine, dopamine and histamine. The technology addresses neuron specificity and elimination of attenuation, or tolerance that is characterized by the need for increased dosage. The combination of the neurotransmitters and their precise proportions allows for a wide range of products. There are seven issued patents that cover aspects of the inventions.

We presently ship product to 18 states: Arizona, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Mississippi, Missouri, New Jersey, Ohio, Oregon, Pennsylvania, Texas, Virginia and Washington, although the vast majority (approximately 82%) of our sales of products are in the state of California.

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

We have developed and market ten core medical foods. In the past we had also marketed 35 convenience-packed therapeutic systems consisting of a medical food and a generic pharmaceutical, which physicians could prescribe and dispense together. Additionally, in 2015 we developed Theraleve, a proprietary dietary supplement product for chronic pain sufferers. We intend to market Theraleve directly to consumers through our 50% owned subsidiary, Amino Nutritionals.

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

This system also allows information to be delivered directly to us for purposes of future sales and educational content. Each physician’s use of controlled substances is documented and reported to the Drug Enforcement Administration as required by law. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. The functional utility of this computer related system is currently protected by US Pat. No. 8,370,172 issued to us on February 5, 2013.

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

Business Organization

We have two principal business operations: (i) the distribution of proprietary medical foods and (ii) billing and collection services relating to our products which is operated through our wholly-owned subsidiary, CCPI. In addition to our two principal business operations, in late 2015 we formed Amino Nutritionals. The formation of Amino Nutritionals denotes our entry into the dietary supplement market and, beginning in the second quarter of 2016, the distribution of proprietary dietary supplements directly to consumers. Our principal business operations are organized as follows:

Physician Therapeutics (PTL)

We distribute our proprietary medical foods as PTL. In the past year physicians in the following 18 states have dispensed our products: Arizona, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Mississippi, Missouri, New Jersey, Ohio, Oregon, Pennsylvania, Texas, Virginia and Washington, although the vast majority (approximately 82%) of our sales of products are in the state of California. In addition, patients in several other states have received our products through our Web Sites.

Complete Claims Processing, Inc. (CCPI)

CCPI is our wholly-owned subsidiary. CCPI provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance and workers compensation claims. CCPI bills for medical foods that PTL sells. CCPI bills for all products that have recognized and appropriately registered NDC numbers.

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

The POD channel sells directly to physicians, who profit by prescribing and dispensing medical foods products. Current pricing pressure on healthcare insurance reimbursements has made physicians extremely receptive to carrying our products, which, in addition to their therapeutic value and scientifically-validated efficacy, provide much desired additional income for the physician. We believe a large number of physicians do not want to directly dispense to patients but are receptive to prescribing side effect free medications through both mail-order pharmacies and conventional pharmacy distribution systems.

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

The Company has developed a nutrient-based system for stimulation of progenitor stem cell systems and filed patent applications for the general system and individual products. The initial product prototypes include stimulation of red blood cell progenitor cells, neuron progenitor cells, insulin producing progenitor cells and testosterone producing progenitor cells. The nutrient-based systems will be marketed as medical foods. The first initial prototype has been test marketed as a peripheral neuron stimulating system for use in diabetic neuropathy. Initial clinical trials were completed in the second half of 2013. Two clinical trials have been performed in normal subjects for oral stimulation of red blood cells and progenitor red blood cells as measured by reticulocyte formation. These products address large markets which are difficult to quantify at this time. The nutrient-based stimulation of stem cells does not require harvesting transformation and reinjection of transformed stem cells. The nutrient-based stimulation and transformation of stem cells contains an inhibitory off switch. The Company intends to pursue additional development of the red blood cell stimulating system in either 2017 or 2018.

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

The manufacture of our medical foods is outsourced in its entirety to two manufacturers. We currently market ten core medical food products listed below, each of which have a shelf life of three years.

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

Our product, Theramine accounted for more than 33% of product sales in the years ended December 31, 2015 and 2014. Pain is a complex process that is mediated by neurotransmitters which transmit signals originating from a pain-inducing stimulus to specific centers in the brain where it is perceived. Pain is exacerbated by the presence of inflammation which increases sensitivity to pain-inducing stimuli. Patients with pain syndromes benefit from increased availability of the specific neurotransmitters involved in modulating the pain process complemented by antioxidants and anti-inflammatory agents that reduce inflammation. Theramine is formulated to provide specific neurotransmitters with well-defined roles in the modulation of pain and a blend of antioxidants, anti-inflammatory agents, and immunomodulators to moderate the effects of inflammation on the pain response.

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

The results of the first of these trials were published in the American Journal of Therapeutics online in November 2010 and in print in March 2012. The study, which is discussed above, examined Theramine versus naproxen. A second study, which is also discussed above, looked at Theramine versus ibuprofen. The data from this trial were published in American Journal of Therapeutics in September 2014. In both of these multicenter double-blind trials, Theramine was found to be superior to the NSAID in both relieving pain and reducing inflammation as measured by C-Reactive Protein (“CRP”) in patients with chronic low back pain. Additionally, patients taking the medications together had an additive pain relieving effect. A third multicenter, double blind placebo controlled trial looking at Sentra PM versus trazodone in patients with sleep disturbance showed that Sentra PM was superior to trazodone in terms of quality of sleep and did not cause daytime grogginess like trazodone. In addition the patients taking combination therapy slept even better and longer and the daytime grogginess seen in patients taking trazodone alone disappeared. These three double blind controlled trials indicated the safety and efficacy of using a medical food as both a standalone medication and in combination with a low dose prescription pharmaceutical. In these trials, drug side effects were reduced at the lowered drug doses. We have also performed a cost effectiveness analysis of gastrointestinal side-effect reduction comparing Theramine to NSAIDS. The analysis shows that substantial savings to the health care system can be achieved by shifting pain management to Theramine base management and reducing the incidence of gastrointestinal hemorrhage that is associated with NSAID administration.

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

Billing and Collections

CCPI is our wholly-owned subsidiary that provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance and workers’ compensation insurance. CCPI retains a percentage of all collections made for claims made on behalf of physicians in accordance with our billing services agreement and recognizes revenue upon collection of the claim. CCPI’s billing and collection services aid the physician in obtaining reimbursement for dispensed products. The physician is entitled to the residual amount of a claim after deducting CCPI’s fee and TMP’s product invoice. This business model allows physicians to participate in the revenue stream from dispensing of pharmaceuticals. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. The functional utility of this system is currently protected by trade secret and by issued US Pat. No. 8,370,172.

On November 20, 2012, TMP entered into an agreement with Cambridge Medical Funding Group (“CMFG”) to assign physicians account receivables under California Workman’s Compensation (“CMFG #1”). Subject to physician’s approval, Cambridge initially agreed to pay 23% of the California Workman’s Compensation Fee Schedule on all approved claims. In July 2014, the agreement was modified and the payment amount was reduced to 20% and then in September 2015, CMFG terminated these agreements. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, were satisfied directly by CMFG, usually within seven (7) days of transmission of the accounts receivable to CMFG. CMFG made these payments directly to TMP, on behalf of the physician. TMP applied these payments to the physician’s financial obligations due to CCPI for the physician’s use of the Company’s medical billing and claims processing services, and the physician’s financial obligation due to TMP for the cost of the product. The Company recognized revenue on the date that payment was due from CMFG. Under CMFG #1, the Company only received the advance payment, where such payment was without recourse or future obligation for TMP to repay the advanced amount back to CMFG or the physician. Actual amounts collected on the assigned accounts receivable are shared between CMFG and the physician, where the first approximately 41% of amounts collected (38% for those assigned account receivables that were paid at 20%) are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to the physician and 25% is disbursed to CMFG. Under this model, physicians were paid on every dispensement rather than having to wait until claims were paid. Physicians had the option of remaining on the traditional Physician Managed model or switching to the CMFG #1 model. The modification and subsequent termination of this agreement, adversely affected the Company’s cash flow and revenue.

Technology and Intellectual Property

Proprietary Technology

The proprietary Targeted Cellular TechnologyTM (“TCT”) platform allows reduced concentrations of amino acids to generate effective amounts of nerve and brain cell messengers, known as neurotransmitters, to target specific cells in the body to optimize cell function. Amino acids are the building blocks of protein that allow the body to produce these neurotransmitters that regulate most bodily functions. Increasing the body’s own neurotransmitter production allows for improved sleep function, improved cognitive function, mitigation of pain, blood pressure regulation, improved lung function, appetite regulation and amelioration of complex medical syndromes with minimal potential for adverse effects. Our medical food products have effects similar to drugs in addressing the specific accelerated nutritional requirements of diseases. These products can be administrated alone or with traditional pharmaceuticals under medical supervision. Fifteen years of clinical use and three double blind clinical trials have demonstrated that the adjunctive use of a medical food product with a traditional pharmaceutical can provide optimum drug dose that conforms to the lowest FDA labeled dose. We have received six patents on the TCT process and one on the CCPI claims billing and processing of medication claims by point-of-care physicians technology (“CCPI Software”). Further, we maintain trademarks, trade secrets, and proprietary methods, as further set forth below.

Patents

The nutrient-based and pharmaceutical product development process involves extensive trade secrets and issued patent protections. The patents, related to the TCT platform and the CCPI Software, were assigned from the inventors, Elizabeth Charuvastra, RN and William Shell M.D., who are also, respectively, former Chairman of our Board of Directors and former Chairman of our Board of Directors and Chief Executive Officer.

We currently own or have exclusive rights to the following issued patents:

Pat. No./App.			Product(s)/Product
Serial No.	Title	Owner	Candidate(s)	Expiration
7,674,482 (USA)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	TMP	Medical foods for producing acetylcholine and serotonin for improved sleep	8/27/2022

7,601,369 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing epinephrine and norepinephrine neurotransmitter activity	8/27/2022

7,595,067 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for stimulating nitric oxide production and white blood cell production for improved antiviral activity	8/27/2022

7,582,315 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing serotonin neurotransmitter activity	8/27/2022

7,585,523 (USA)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing acetylcholine neurotransmitter activity	8/27/2022

8,370,172 (USA)	System and method for submitting medication claims by point-of-care physicians	TMP	CCPI claims billing and processing of medication claims by point-of-care physicians	2/20/2030

4719832 (Japan)	Composition and method to augment and sustain neurotransmitter production	TMP	Composition for stimulating nitric oxide production and white blood cell production in order to produce antiviral activity	8/18/2023

Patent Applications

We had also filed an additional nine patent applications covering our TCT platform, CCPI Software and our Stem Cell Technology, as follows:

On May 25, 2011, the Company filed three patent applications covering various aspects of TMP’s proprietary Stem Cell Technology, all titled “Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation and Progenitor Cells.” These three patent applications covered compositions and methods for augmenting and sustaining amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells for producing red blood cells, growth hormone, and testosterone. Further, these three patent applications included additional disclosure covering other embodiments for stimulating in vivo differentiation of stem and progenitor cells to produce additional tissue and cell types. The USPTO assigned these applications with serial numbers U.S. App. No. 13/115963, U.S. App. No. 13/115965 and U.S. App. No. 13/115967

The Company also filed two patent applications claiming priority to the original CCPI Software patent application to seek allowed claims for additional systems and methods directed to this technology, namely: U.S. App. No. 12/966,720, filed on December 13, 2010 and U.S. App. No. 13/759,007, filed on February 4, 2013. Finally, in order to seek exclusive patents rights to our TCT Platform in other countries of interest, the Company filed four foreign patent applications, two in the European Union and two in Japan resulting in EU App. No. 03-791695.4, EU App. No. 07-753759.5, JP App. No. 2010-79658 and JP App. No. 2009-501565.

These nine patent applications did not mature into patents. Instead, all nine of the patent applications became abandoned because of failures to timely respond to outstanding actions taken by the applicable patent offices in connection with those applications. The Company is currently evaluating the necessary steps, if any, to revive these abandoned patent applications in the relevant patent offices worldwide, or to otherwise preserve the Company’s intellectual property rights in these inventions.

The following table summarizes the nine abandoned patent applications:

Pat. No./App.			Product(s)/Product
Serial No.	Title	Owner	Candidate(s)
03-791695.4 (Europe)	Composition and method to augment and sustain neurotransmitter production	TMP	Method for enhancing neurotransmitter activity

2010-79658 (Japan)	Composition and method to augment and sustain neurotransmitter production	TMP	Omnibus claim commensurate with specification

07-753759.5 (Europe)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	TMP	Composition for use in a method for the treatment of viral infections by stimulating nitric oxide and white blood cell production

2009-501565 (Japan)	Method and compositions for potentiating pharmaceuticals with amino acid based medical foods	TMP	Medical food for enhancing neurotransmitter activity

12/966,720 (USA)	System and methods for submitting medication claims by point-of-care physicians	TMP	CCPI claims billing and processing of medication claims by point-of-care physicians

13/759,007 (USA)	System and methods for submitting medication claims by point-of-care physicians	TMP	CCPI claims billing and processing of medication claims by point-of-care physicians

13/115,963 (USA)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce red blood cells.

13/115,965 (USA)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce growth hormone.

13/115,967 (USA)	Composition and Method to Augment and Sustain Amino Acid Delivery for Stimulating In Vivo Differentiation of Stem and Progenitor Cells	TMP	Products to augment and sustain amino acid delivery for stimulating in vivo differentiation of stem and progenitor cells to produce testosterone.

Trademarks

We utilize trademarks on all current products and believe that having distinguishing marks is an important factor in marketing our products. Currently, we have twelve U.S. registered trademarks on the principal register at the USPTO and we have three common law trademarks. These marks are listed below. We believe that having distinctive marks for any additional products that we develop will also be an important marketing characteristic. We have not sought any foreign trademark protection for our products or product candidates at this time. U.S. trademark registrations generally are for fixed, but renewable, terms.

We currently own, or have exclusive rights to, the following registered or pending trademarks:

Registration No/			Product(s)/Product
Serial No.	Mark	Owner	Candidate(s)
3053172	PHYSICIAN THERAPEUTICS	TMP	Medical foods
3156064	APPTRIM	TMP	AppTrim
3515912	THERAMINE	TMP	Theramine
3569823	SENTRA AM	TMP	Sentra AM
3569826	SENTRA PM	TMP	Sentra PM
3569829	HYPERTENSA	TMP	Hypertensa
3569820	TREPADONE	TMP	Trepadone
4320667	PRECURA	TMP	Precura
3569818	GABADONE	TMP	GABAdone
86827475	THERALEVE	TMP	Theraleve
86828953	TARGETED CELLULAR TECHNOLOGY	TMP	Medical foods
86827730	ACTIVATED CELLULAR TECHNOLOGY	TMP	Medical foods

We currently own, or have exclusive rights to, the following common law trademarks:

Product(s)/Product
Mark	Owner	Candidate(s)

PHYSICIAN THERAPEUTICS	TMP	Wholesale distributorships featuring dietary supplements and medical foods; Wholesale distributor of medical foods

	TMP	Wholesale distributor of medical foods

TARGETED CELLULAR TECHNOLOGY	TMP	Pharmaceutical preparations, foods for medically restricted diets, and dietary supplements of biological, nutrient, or botanical origin for use in targeted biologic therapy, to provide activation of specific neurotransmitters and cellular mechanisms in the treatment of obesity, insulin resistance, diabetes, fibromyalgia, asthma, pulmonary hypertension, hyptertension, depression, anxiety, mood disorders, arthritis, pain syndromes, viral infections, headaches, jet lag, injuries, age-related degeneration, stress, fatigue and increased health and wellness

Copyrights

We have developed a number of properties that we believe qualify for exclusivity in terms of the U.S. Copyright Act, among them:

Software Programs

●	PDRx: PDRx is a proprietary computer system to facilitate point-of-care dispensing in the physician client’s office. The system is a cloud-based system using Citrix interfaces, Hewlett Packard terminals and Microsoft cloud computing software. The dispensing program resides on our virtual servers and is distributed to physicians through virtual desktops using a Citrix system. The program operates on a thin client portal, which is a small computer in the physician client’s office dedicated to the PDRx system and allows physicians to dispense medications in their office, track inventory, initiate orders, initiate insurance claims, provide reports to regulatory authorities and manage receivables through our servers. The servers including the virtual servers are located in a hardened datacenter with co-location to our central servers. The co-location of mirrored servers at a dedicated and secured data site provides redundancy and security of dispensing data.

●	Clinical Trial Software: We have developed proprietary software, known as ActiveTrials.com, that allows users to capture and manage clinical trial data online through any modern web browser. ActiveTrials.com allows for new study protocols to be defined, sites and studies created, events scheduled, and case report forms added for online completion. ActiveTrials.com also includes administration tools for oversight, auditing, configuration and reporting. The ActiveTrials.com software is password-protected with 256-bit encryption, and access based on user roles. All study participants are assigned random IDs by the software and remain anonymous at all times.

●	CCPI Software: A computer system for initiating, managing and transmitting claims relating to our products to insurance companies. This program has extensive reporting mechanisms for physicians and distributors.

Publications

●	Product Monographs: Each of our products is backed by a detailed product monograph created by clinicians and food scientists that outlines the accelerated nutritional requirements of a particular disease or condition. Extensive peer reviewed references from the published medical and scientific literature are cited.

Billing and Collections

CCPI is our wholly-owned subsidiary that provides billing and collection services relating to our products on behalf of dispensing physician clients to private insurance and workers’ compensation insurance. CCPI retains a percentage of all collections made for claims made on behalf of physicians in accordance with our billing services agreement and recognizes revenue upon collection of the claim. CCPI’s billing and collection services aid the physician in obtaining reimbursement for dispensed products. The physician is entitled to the residual amount of a claim after deducting CCPI’s fee and TMP’s product invoice. This business model allows physicians to participate in the revenue stream from dispensing of pharmaceuticals. Our billing system utilizes a combination of two unique identifying numbers and a computer recognition algorithm to bill third party payers on behalf of the physician. The following patent for this technology has been issued:

1.	US Pat. No. 8,370,172; Issue date: February 5, 2013.

Medical Foods Manufacturing and Sources and Availability of Raw Materials

We outsource the manufacturing of our medical food products to two cGMP registered producers, Global Health Industries (“GHI”) and UST LLC (“UST”). We have vetted several other manufacturing facilities and have determined that we could immediately transfer manufacturing without a significant disruption in the business in the event that there is a disruption at either of our current manufacturing facilities. cGMP refers to the current Good Manufacturing Practice Regulations promulgated by the FDA under the authority of the Food, Drug, and Cosmetic Act of 1938. These regulations, which have the force of law, require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. cGMP regulations address issues including recordkeeping, personnel qualifications, sanitation, cleanliness, equipment verification, process validation, and complaint handling. Currently, we provide the manufacturer with a formula and manufacturing specifications. Both GHI and UST source and purchase the raw ingredients and manufacture the products to our specifications. All raw materials are subject to rigorous testing at the time of acquisition and during the manufacturing process for purity. Stability testing is also performed by the manufacturers. Products are then shipped to the distribution center.

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

Sales and Marketing

We distribute products through a network of distributors and an internal sales force that sells products directly to dispensing physician clients. There are currently five distributors and one Hybrid customer selling our products to their networks and three internal sales representatives who sell directly to physicians. Physicians purchase products from PTL for dispensing directly to their patients. This process is referred to as “point-of-care dispensing.” We believe that physicians find these solutions attractive because incorporating these systems into their office work flow can increase efficiency and profitability for the practice, reduce medication errors, improve patient compliance and improve the quality of patient care by reducing drug side effects.

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

●	Physician Direct Sales Model: Under this model, a physician purchases products from TMP, but does not retain CCPI’s services.

●	Distributor Direct Sales Model: Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services.

●	Physician Managed Model: Under this model, a physician purchases products from TMP and retains CCPI’s services.

●	Hybrid Model: Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services.

●	Online Cash Model: Under this model, healthcare providers and pharmacies can purchase for re-sale medical foods and dietary supplements at a discounted rate from our online store www.medicalfoodorders.com. Providers must be approved by TMP prior to making their first purchase. In this model, credit card payments are processed online at the point of sale. Certain patients are also able to access our products directly online at www.store.medicalfoods.com. Prior to purchasing, patients are required to furnish information about their physician and confirm that they are under the ongoing supervision of a physician.

●	CMFG #1 – WC Receivable Purchase Assignment Model: Under this model, which was discontinued in September 2015, physicians who purchased products from TMP under the Company’s Physician Managed model had the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG at a discounted rate.

Revenue Recognition

Under the following revenue models product sale revenues are recognized upon shipment:

●	Physician Direct Sales Model;

●	Distributor Direct Sales Model;

●	Online Cash Model; and

●	CMFG #1 – Workers’ Compensation (“WC”) Receivable Purchase Assignment Model (“CMFG #1”)

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

In the years ended December 31, 2015 and December 31, 2014, the Company issued billings (net of applicable discounts) to Physician Managed and Hybrid model customers aggregating $3.2 million and $3.8 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with these billings and billings to our direct and distributor customers are expensed as incurred in each reporting period. Direct costs associated with all billings aggregating $0.5 million and $0.6 million, were expensed in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of the Physician Managed and Hybrid model customers when cash was collected aggregating $2.8 million and $3.2 million in 2015 and 2014, respectively.

Revenue recognized in any given year is comprised of cash received on all claims settled in that year regardless of the year in which the customer was billed or the claim originated. As of December 31, 2015, the Company had unrecognized revenue and accounts receivables from its Physician Managed and Hybrid Model customers totaling $7.9 million which are not reflected in the accompanying consolidated financial statements.

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

Allowance for doubtful accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently accounts receivable are comprised totally of amounts due from physician direct and distributor customers. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. We individually review all accounts receivable balances and based on an assessment of current creditworthiness, estimate the portion, if any, of the balance that will not be collected. We provide for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on our assessment of the current status of individual accounts. Balances that are still outstanding after we have used reasonable collection efforts are written off. Based on an assessment as of December 31, 2015 of the collectability of invoices 120 days or more past their due dates we established an allowance for doubtful accounts of $72,634.

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

The physician remains personally liable for purchases of product from TMP. CCPI maintains an accounting of all managed accounts receivable on behalf of the physician and regularly reports to the physician. As described above, due to uncertainties as to the timing and collectability of revenues derived from these models, revenue is recorded when payment is received therefore no allowance for doubtful accounts is necessary.

In addition to the bad debt recognition policy above, it is also TMP’s policy to write down uncollectible loans and trade receivables when the payer is no longer in existence, is in bankruptcy or is otherwise insolvent. In such instances our policy is to reduce accounts receivable by the uncollectible amount and to proportionally reduce the allowance for doubtful accounts.

U.S. Distribution

There are currently seven distributors and one Hybrid customer selling our products to their networks and three internal sales representative employees who sell directly to physicians. The initial sales of our products were in the California workers compensation market.

Our sales currently are primarily in California (approximately 82% of total sales), but we also sell to physicians and distributors in Arizona, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Mississippi, Missouri, New Jersey, Ohio, Oregon, Pennsylvania, Texas, Virginia and Washington. The Company has a small presence in each of these states and is actively marketing through either distributors or sales representatives in these states. Marketing efforts entail print, digital, e-mail, and social media marketing, which focuses on the distribution of medical food education materials, published clinical data and program information. We primarily market to orthopedic surgeons, integrative doctors, naturopathic doctors, chiropractors, nurse practitioners, pain specialists, rheumatologists, and physical medicine specialists. With the initiation of physician dispensing and insurance reimbursement into the private insurance market, we have begun to address internal medicine, primary care medicine, and psychiatry, as well.

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

We have been collecting reimbursement from the workers compensation systems in California and Florida since 2004. Revenue from our physician customers under PMM plus our distributors utilizing CCPI’s services for their physician customers under our Hybrid Model accounts for approximately 72% of our product revenue for the year ended December 31, 2015 and 81% of our product revenue for year ended December 31, 2014 while accounting for product billings of 79% and 88% of total product billings, respectively.

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

Safety: There are no particular or mandated FDA pre-market safety studies required of the formula as a whole. However, all ingredients must be either GRAS or approved food-additives. Since medical foods are typically taken with prescription drugs, the developer must assess whether any medical food/drug interactions pose a risk assessment. Many ingredients have been determined by the FDA to be GRAS and are listed as such by regulation. Other ingredients may achieve self-affirmed GRAS status through a panel of experts on that particular substance that author a GRAS Report. The standard for an ingredient to achieve GRAS status requires not only technical demonstration of non-toxicity and safety, but also general recognition and agreement on that safety by experts in the field. All ingredients used by us in our medical foods are either FDA-approved food additives or have GRAS status. Note that the GRAS requirement for ingredients (above) is arguably a higher safety standard than the risk/benefit analysis required for pharmaceuticals. Like any evolving area, especially where no premarket approval is required, the FDA reserves the right to raise questions about the qualification of products within any category as well as the labeling and manufacturing safety of those products. A variety of informal and formal legal options exist for the Agency to raise these issues. For medical foods, the FDA has taken little regulatory action, although questions about the manufacture and labeling of such products have arisen.

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

Employees

The Company had 30 full-time employees as of April 13, 2016 of whom 16 were in product development, operations and engineering, 6 in sales and marketing and 8 in general, administrative and executive management. It is general practice in our industry to retain the services of independent contractors to perform tasks related to computer programming and network administration. None of our employees is covered by a collective bargaining agreement and our management considers relations with employees to be good.

Facilities

We lease approximately 2,700 square feet of office space and 500 square feet of storage space in Los Angeles, California to house our administrative, marketing and product development activities. We pay $8,125 per month in base rent in Los Angeles, under a lease that expires February 28, 2018. In addition, we are required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the facility. In general, we believe that our properties are well-maintained, adequate and suitable for their purposes.

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

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the years ended December 31, 2015 and December 31, 2014 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have significant working capital requirements and have historically experienced negative working capital balances. If we experience such negative working capital balances in the future, it could have a material adverse effect on our business, financial condition and results of operations.

The Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $13,842,093. Consequently, the Company will be dependent upon additional financing to meet capital needs and repay outstanding debt. Since January of 2011 the Company has relied on loans from related parties to fund its operating cash flow deficits. There is no assurance that we will generate the necessary net income or operating cash flows to meet our working capital requirements and pay our debt as it becomes due in the future due to a variety of factors, including the cyclical nature of the staffing industry and other factors discussed in this “Risk Factors” section. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including attempting to reduce fixed costs (for example, further reducing the size of our administrative work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing a refinancing on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Our significant level of debt could limit cash flows available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our credit facilities and other accrued liabilities.

As of December 31, 2015, we had total notes payable of $5,377,491, which included $3,154,411 payable to related parties, $1,151,890 payable to Shlomo Rechnitz, $971,190 payable to Raven Asset-Based Opportunity Fund I LP and $100,000 payable to YTR Capital, LLC. The majority of the related party notes are held by William E. Shell, M.D., our former Chief Executive Officer and a former director, Lisa Liebman, the wife of Dr. Shell, and the William Shell Survivor’s Trust (collectively, the “Related Party Notes”). Dr. Shell’s employment with the Company terminated on January 9, 2015, and he resigned as a member of the Board on February 26, 2015. On March 13, 2015, we received a written demand for repayment of all principal and interest outstanding on the Related Party Notes. The Company disputes the enforceability of the demand and the validity of the June 2012 amendments that modified the Related Party Notes issued to the Trust and to Ms. Liebman prior to June 22, 2012, from five-year notes to demand notes.

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

Although medical foods do not require pre-market approval by the FDA, manufacturers of medical foods must be registered with the FDA under a provision promulgated by the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). Manufacturers of medical foods are subject to periodic inspection by the FDA. The manufacture of our medical foods is outsourced in its entirety to a third party manufacturer. We have evaluated additional manufacturers for selection as second source or back-up providers. Our medical foods have been reviewed by the FDA on several occasions. The inspection process includes a review of our facility, sampling of our products and a review of labeling and other patient and promotional materials related to our products. The most recent routine facilities inspection by the Southwest Regional Office of the FDA was conducted in December 2014. No deficiencies in the facility or operations were noted during the inspection. Although the results of the current inspection were positive, there is no certainty that the FDA will favorably review new medical food products we introduce or our manufacturers’ facilities in the future. If the outcome of the inspection had been negative or if we or our manufacturers fail to comply with any law or regulation, we could be subject to penalties and restrictions on our manufacturers’ ability to manufacture and distribute products. Any such action may result in a material adverse effect on our business and results of operations. For a more complete discussion of the laws and regulations to which we are subject, please see the section of this report titled “Description of Business - Government Regulation”.

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

In the years ended December 31, 2015, 2014 and 2013, the Company derived 33%, 33%, and 39% of its billings respectively from the sale of Theramine. While we continue to see a significant demand for Theramine from our physician clients we cannot assure you that the demand will continue. A decline in sales of Theramine to our physician clients may have an immediate adverse effect on our financial results.

A substantial portion of the Company’s billings and revenues are derived from a limited number of physician clients and the loss of any one or more of them may have an immediate adverse effect on our financial results.

In the years ended December 31, 2015, 2014 and 2013, 14%, 14% and 11%, respectively, of the Company’s billings were derived from individual customers representing 10% or more of the total billings. The Company does not receive purchase volume commitments from clients and physicians may stop purchasing our products and services with little or no warning. The loss of any one or more of these customers may have an immediate adverse effect on our financial results.

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

Our business model depends on our ability to sell our products and services. Acceptance of our products and services requires physicians to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians will integrate our products and services into their workflow or those participants in the healthcare market will accept our products and services as a replacement for traditional methods of delivering pharmaceutical therapies and billing for those products. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians, and other healthcare industry participants or if we fail to position our products and services as preferred therapies and medication management and pharmaceutical healthcare delivery, our business, financial condition and results of operations may be adversely affected.

If our principal suppliers fail or are unable to perform their contracts with us, we may be unable to meet our commitments to our customers. As a result, our reputation and our relationships with our customers may be damaged and our business and results of operations may be adversely affected.

We currently manufacture our medical food products at UST LLC and Global Health Industries, a division of Pro Pac Labs, Inc. These companies are subject to FDA regulation and they are responsible for compliance with current Good Manufacturing Practices. Although our agreements provide that our suppliers will abide by the FDA manufacturing requirements, we cannot control their compliance. If they fail to comply with FDA manufacturing requirements, the FDA could prevent UST and Global Health Industries from manufacturing our products or, in the case of Pharma Pac, from selling its products to us. Although we believe that there are a number of other sources of supply of medications and manufacturers of medical food products, if these suppliers are unable to perform under our agreements, particularly at certain critical times such as when we add new physician clients that will require a large production of one or more products, we may be unable to meet our commitments to our customers. If this were to happen, our reputation as well as our relationships with our customers may suffer and our business and results of operations may be adversely affected. We have evaluated several additional manufacturers for selection as second source or back-up providers.

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

If we were to become a defendant in any lawsuits involving the manufacture and sale of our products and if our insurance coverage were inadequate to satisfy these liabilities, it may have an adverse affect on our business, financial condition and results of operations.

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

The Company has 7 issued patents related to its products. Our success, competitive position, and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes, and other technologies; to preserve our trade secrets; to obtain trademarks for our name, logo and products; to prevent third parties from infringing our proprietary rights; and to operate without infringing the proprietary rights of third parties. To counter infringement or unauthorized use by third parties, we may be required to file infringement claims, which can be expensive and time-consuming. If we infringe the rights of third parties, we could be prevented from selling our products, forced to pay damages, and forced to incur substantial costs in defending litigations.

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

To be successful, we must continue to maintain our existing strategic relationships, such as our relationship with UST LLC and Global Health Industries, which manufacture our medical food products, and distributor relationships. We also must continue to establish additional strategic relationships with leaders in a number of pharmaceutical, healthcare and healthcare information technology industry segments. This is critical to our success because we believe that these relationships contribute towards our ability to extend the reach of our products and services to a larger number of physicians and physician groups and to other participants in the healthcare industry; develop and deploy new products and services; further enhance the Physician Therapeutics brand in the U.S. and the Targeted Medical Pharma brand internationally; and generate additional revenue and cash flows. Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors. We depend, in part, on our strategic partners’ ability to generate increased acceptance and use of our products and services. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business, financial condition and results of operations may suffer.

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

Each state has its own regulations concerning physician dispensing, restrictions on the corporate practice of medicine, anti-kick back and false claims. In addition, each state has a board of pharmacy that regulates the sale and distribution of drugs and other therapeutic agents. Some states require a physician to obtain a license to dispense prescription products. When considering the commencement of business in a new state, we solicit the opinion of healthcare counsel regarding the expansion of operations into that state and utilize local counsel when necessary. However, there can be no assurance that we will be able to comply with the regulations of particular states into which we intend to expand or that we will be able to maintain compliance with the states in which we currently distribute our products. Our inability to maintain compliance with the regulations of states into which we currently ship our products or expand our business into additional states may adversely affect our results of operations.

Developing and increasing awareness of Theraleve and future direct to consumer brands is crucial to increasing our customer base and our revenues.

We believe that increasing awareness of our direct to consumer brands, initially Theraleve, will be critical to developing and expanding our customer base and our revenues. If we fail to advertise and market our direct to consumer brands effectively, we may not succeed in maintaining or increasing awareness of our direct to consumer brands and we may not attract customers, which would have an adverse affect on our revenues. The delivery of quality products to our customers is also of utmost importance to maintaining and enhancing the reputation of our direct to consumer brands. If our customers do not perceive our products to be of high quality, demand for our direct to consumer products will not materialize, which could lead to a decline in revenues and an adverse effect on our financial condition.

We are expanding into direct response television marketing for our new direct to consumer dietary supplement brands where we have limited experience.

We are expanding our sales channels in order to derive revenues from the direct to consumer market. We believe that the primary sales channel for Therealeve, our initial direct to consumer dietary supplement product, will be through direct sales using direct response marketing such as commercials and infomercials broadcast on television. This form of marketing, and the number of subscribers gained, is significantly impacted by the amount of our ad spend each month. In this sales model, the customers are provided with call numbers during the infomercials. Once the customers dial in to the call center, the customers’ information (i.e. name, billing address, credit card information, etc.) is collected and sent to the warehouse for fulfillment. Our secondary sales channel for the direct to consumer brands is a web-based system which is also advertised in the infomercial. Upon accessing the company’s web site, customers can place their orders through the user-friendly, web-based platform via www.therelevehealth.com. There are no guarantees that the company will be able to advertise on television because of such factors, as the cost to purchase “air time” may become too high and prohibitive, the levels of “response” from consumers do not materialize in sufficient volume, or whether the regulatory environment will continue to be amiable to such form of advertising and the claims made.

The implementation of new regulations governing the marketing and sale of our direct to consumer dietary supplements could harm our business.

There has been an increasing movement in the U.S. and other jurisdictions to increase the regulation of supplements, which could impose additional restrictions or requirements on the marketing and sale of such products. For example, in the U.S., there has been a push to increase the FDA’s regulatory authority of dietary supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future. Currently, dietary supplement products are not subject to pre-market FDA approval. If regulations are adopted to require pre-market approval of supplements or ingredients, our sale and release of new products could be delayed or inhibited. The adoption of similar laws in other countries in which we intend to expand sales of our dietary supplement products could also harm our business. The FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) in December 2009. The Guides state that advertisements that feature a consumer and his or her atypical experience with a product must clearly disclose the results that consumers generally can expect with such product. In addition, the Guides require disclosure of any material connections between an endorser and the company whose products he or she is endorsing. If we fail to comply with the Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing strategy.

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

●	Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA and HITECH standards discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Aspects of our clinical products are affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. For example, regulatory authorities such as the U.S. Department of Health and Human Services’ Center for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and electronic health record (“EHR”) technologies. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

●	Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect providing such technology without cost to third parties. As a company that provides dispensing software systems to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our customers’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we must continue to monitor legislative and regulatory developments that might affect our business practices as they relate to regulatory developments that might affect our business practices as they relate to EHR technologies and pharmaceutical dispensing software systems. We cannot predict the content or effect of possible future regulation on our business practices.

●	Claims Transmission. Our system electronically transmits claims for prescription medications dispensed by physicians to patients’ payers for approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. If we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. As discussed above, the HIPAA Transaction Standards and the HIPAA Security Standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our customers’ HIPAA and HITECH compliance obligations. Furthermore, to the extent that there is some type of security breach it could have a material adverse effect.

●	Licensure and Physician Dispensing. As a manufacturer of medical food products and a re-packager and distributor of drugs, we are subject to regulation by and licensure with the FDA, the Drug Enforcement Agency (“DEA”) and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA’s “good manufacturing practices.” We are subject to periodic inspections of our facilities by regulatory authorities to confirm that we have policies and procedures in place in order to comply with applicable legal requirements. If we do not maintain all necessary licenses, if the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down. In addition to registration/licensure and “good manufacturing practices” compliance issues, federal and certain state laws require recordkeeping and a drug pedigree when a company is involved in the distribution of prescription drugs. Under the pedigree requirements, each person who is engaged in the wholesale distribution of a prescription drug in interstate commerce, who is not the manufacturer or an authorized distributor of record for that drug, must provide to the person who receives the drug, a pedigree for that drug. A drug pedigree is a statement of origin that identifies each prior sale, purchase, or trade of a drug. State laws in this area are not consistent with respect to their requirements, and thus we needs to carefully monitor legal developments in this area. To the extent we are found to violate any applicable federal or state law related to drug pedigree requirements, any such violation could adversely affect our business.

While physician dispensing of medications for profit is allowed in most states, it is limited in a few states. It is possible that certain states may enact further legislation or regulations prohibiting, restricting or further regulating physician dispensing. Similarly, in a July 2002 Opinion the American Medical Association’s Council on Ethical and Judicial Affairs provides, in relevant part, that “Physicians may dispense drugs within their office practices provided such dispensing primarily benefits the patient.” Although the AMA Code of Medical Ethics does not have the force of law, a negative opinion could in the future adversely affect our business, financial condition and results of operations.

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

In the event a liquid market develops for our common stock, the market price of our common stock may be volatile and may decline in value. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Between the commencement of trading on October 17, 2012 and April 13, 2016 our stock has traded as high as $5.75 and as low as $0.01 per share.

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

Failure to comply with these rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

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

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We also established an incentive compensation plan for our management and employees. We have granted and expect to grant common stock and options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional common stock and options in the future. The issuance of shares of our common stock upon the exercise of these options will also result in dilution to our stockholders.

Our outstanding options, warrants, and convertible debt may have an adverse effect on the market price of our common stock.

As of December 31, 2015 we had outstanding options to purchase 2,406,741 shares of common stock and outstanding warrants to purchase 4,699,372 shares of common stock. Therefore, the sale, or even the possibility of the sale, of the shares of common stock underlying these options and warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these options and warrants are exercised, you may experience dilution in your holdings.

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

As of December 31, 2015 our executive officers and directors beneficially own as a group approximately 22.3% of our outstanding shares of common stock, which excludes 1,982,546 shares of common stock issuable upon exercise of options held by our officers and directors, of which 1,707,546 options are currently exercisable. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company leases approximately 2,700 square feet of general office space and 500 square feet of storage space at 2980 Beverly Glen Circle, Los Angeles, CA 90077. The Company and its subsidiary’s principal executive offices are located in such space. In general, we believe that our properties are well-maintained, adequate and suitable for their purposes.

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

On March 13, 2015, we received from counsel for Dr. Shell, Ms. Liebman, the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”) and the William Shell Survivor’s Trust (the “Survivor’s Trust”), a written demand for repayment of all principal and interest outstanding on all outstanding notes. We disputed the enforceability of the demand. On April 27, 2015, Dr. Shell, Ms. Liebman and the Survivor’s Trust filed suit in Superior Court of California, County of Los Angeles, for repayment of all principal and interest outstanding. Additionally, between June 4, 2013, and November 25, 2013, the William Shell Survivor’s Trust converted $2,000,000 of its notes into 1,769,629 shares of the Company’s common stock. The complaint alleges that the conversion of $2,000,000 in notes held by the Survivor’s Trust did not occur. On May 28, 2015, The Survivor’s Trust applied for issuance of a right to attach order and for issuance of writ of attachment in the amount of $2,517,334 as a provisional remedy to secure enforcement of certain of the outstanding notes. On September 1, 2015, the Superior Court denied the motion for issuance of writ of attachment. The Company disputes the allegations of the Complaint. In addition, the lawsuit may be deemed related to pending litigation between Dr. Shell and the beneficiaries of the Family Trust concerning the ownership and control of trust assets. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a summary of all related party notes.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is quoted on the OTCQB tier of the over-the-counter securities market under the symbol “TRGM”. The Company’s common stock began trading on the OTCQB on October 17, 2012. The following table sets forth the high and low bid information for the period since the Company’s common stock began trading:

	High	Low
Year Ended December 31, 2015
First Quarter	$0.37	$0.02
Second Quarter	$0.24	$0.05
Third Quarter	$0.11	$0.01
Fourth Quarter	$0.05	$0.01

Year Ended December 31, 2014
First Quarter	$1.00	$0.61
Second Quarter	$0.84	$0.60
Third Quarter	$0.84	$0.65
Fourth Quarter	$0.75	$0.20

As of April 13, 2016, the Company’s common stock was trading at $0.03.

Record Holders

As of April 13, 2016, there were approximately 300 stockholders of record of our shares of common stock. A number of holders of TMP common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions

Dividends

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

During the year ended December 31, 2015, the Company issued an aggregate of 877,230 shares of its common stock as payment for services to its employees and consultants. The shares were valued at $43,971, an average of $0.05 per share. Additionally, pursuant to the terms of the Debenture, the Company issued 84,241 shares of its common stock in payment of interest in the amount of $25,272. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

Issuer Repurchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

As a Smaller Reporting Company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

Recent Developments

On November 6, 2015, the Company formed Amino Nutritionals, a 50% owned subsidiary which will market Theraleve, a proprietary dietary supplement product for chronic pain sufferers, directly to consumers. In conjunction with the formation of Amino Nutritionals, on December 1, 2015, YTR Capital LLC (“YTR”) loaned Amino Nutritionals $100,000 for operating capital. As consideration for the loan, Amino Nutritionals issued YTR a $100,000 promissory note that accrues interest at 7% per annum and has a maturity date of December 1, 2016 (the “YTR Note”).

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2015 and 2014

		% of		% of
	2015	Revenues	2014	Revenues

REVENUES
Product revenue	$4,737,728	90.1%	$6,467,084	90.9%
Service revenue	523,213	9.9%	645,275	9.1%
Total revenues	$5,260,941	100.0%	$7,112,359	100.0%
COST OF SALES
Cost of product sold	466,214	8.9%	569,570	8.0%
Cost of services sold	1,629,467	31.0%	1,646,958	23.2%
Total cost of sales	2,095,681	39.9%	2,216,528	31.2%
Gross profit	3,165,260	60.1%	4,895,831	68.8%

OPERATING EXPENSES
Research and development	12,317	0.2%	158,370	2.2%
Selling, general and administrative	5,182,716	98.5%	7,348,412	103.3%
Total operating expenses	5,195,033	98.7%	7,506,782	105.5%
Loss from operations	(2,029,773)	(38.6%)	(2,610,951)	(36.7%)
OTHER INCOME (EXPENSES)
Interest expense	(1,173,565)	(22.3%)	(1,229,289)	(17.3%)
Change in fair value of derivative liabilities	136,146	2.6%	11,059	0.2%
Total other expenses	(1,037,419)	(19.7%)	(1,218,230)	(17.1%)
Loss before income taxes	(3,067,192)	(58.3%)	(3,829,181)	(53.8%)
Income tax expense	—	—	65,828	0.9%
NET LOSS	(3,067,192)	(58.3%)	(3,895,009)	(54.7%)
Less: Net loss attributable to non-controlling interest	(23,382)	(0.4%)	—	—
NET LOSS ATTRIBUTABLE TO TARGETED MEDICAL PHARMA, INC.	$(3,043,810)	(57.9%)	$(3,895,009)	(54.7%)

Revenue

During the years ended December 31, 2015 and 2014, the Company recognized total revenue of $5,260,941 and $7,112,359, respectively. Total revenue included product revenues from the Company’s TMP segment and service revenues from the Company’s CCPI segment. Total revenues were comprised as follows:

	Year Ended December 31,
	2015	% of total revenue	2014	% of total revenue
Total product revenue	$4,737,728	90.1%	$6,467,084	90.9%
Total service revenue	523,213	9.9%	645,275	9.1%
Total revenue	$5,260,941	100.0%	$7,112,359	100.0%

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

The Company recognized product revenue for the years ended December 31, 2015 and 2014, of $4,737,728 and $6,467,084, respectively. The distribution of product revenue between the Cash Method and the Accrual Method of revenue recognition is as follows:

	Year Ended December 31,
Revenue recognition method	2015	% of product revenue	2014	% of product revenue
Cash method	$2,788,401	58.9%	$3,179,673	49.2%
Accrual method	1,949,327	41.1%	3,287,411	50.8%
Total product revenue	$4,737,728	100.0%	$6,467,084	100.0%

The decrease in total product revenue is primarily attributed to two factors. First, the Company experienced a decrease in product revenue of $1,412,585 from sales under the CMFG #1 Model. Under the CMFG #1 Model, certain physicians that purchased products from TMP under the Physician Managed Model had assigned their accounts receivables from California WC benefit claims to CMFG, at a discounted rate. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, were satisfied directly by CMFG. During 2015, as a result of low reimbursement on the accounts receivable, CMFG terminated the CMFG #1 Model. The second factor that significantly contributed to the decrease in product revenue was the result of a decrease in cash collections from the Company’s cash method customers. The decrease in cash collections from the Company’s cash method customers of $391,272 is attributed to a reduction in aggregate actual billings (product shipments). The reduction in product shipments to cash method customers is the result of an effort to eliminate unprofitable historical accounts that offered significant rapid pay discounts and uncertainty of payment. As reflected in the following table, during the years ended December 31, 2015 and 2014, the Company shipped product to its cash method customers with product billings of $3,192,217 and $3,849,298, respectively. The 17.1% decrease in product shipments to customers that, for purposes of revenue recognition, are accounted for as cash method customers is the primary additional cause of the overall decrease in product revenue.

	Year Ended December 31,
Actual billings	2015	2014	$ Change	% Change
Cash method	$3,192,217	$3,849,298	$(657,081)	(17.1%)
Accrual method	1,949,327	3,287,411	(1,338,084)	(40.7%)
Total product billings	$5,141,544	$7,136,709	$(1,995,165)	(28.0%)

Service Revenue:

In addition to product revenue, which is recognized in the TMP segment, the Company also recognizes service revenue from billing and collection services in its CCPI segment. The Company recognized service revenue for the years ended December 31, 2015 and 2014, of $523,213 and $645,275, respectively. In each of the Physician Managed and Hybrid Models, CCPI provides billing and collection services. In consideration for its services, CCPI receives a service fee that is based upon a percentage of gross collections. Because fees are only earned by CCPI upon collection on the claim, and the fee is not determinable until the amount of the collection on the claim is known, CCPI recognizes revenue at the time claims are paid. Under the CMFG #1 Model, which CCPI also provided billing and collection services, CCPI recognized revenue on the date that the advance payment was due from CMFG. The decrease in service revenue of $122,062 is primarily due to an overall decrease in aggregate collections.

Cost of Product Sold

The reported cost of product sold for the year ended December 31, 2015 decreased $103,356 to $466,214 from $569,570 for the year ended December 31, 2014. The cost of product sold as a percentage of reported product revenue increased to 9.8% for the year ended December 31, 2015, compared to 8.8% for the year ended December 31, 2014. Since the Company recognizes the cost of product sold on all products shipped, regardless of whether the sale resulted from a Cash Method or an Accrual Method customer, the cost of product sold as a percent of product billings (shipments) is more relevant for comparison purposes.

The actual cost of product sold as a percent of product billings during the year ended December 31, 2015, was 9.1% compared with 8.0% in the year ended December 31, 2014. The increase in product cost as a percent of product billings is attributed to a combination of an overall change in the composition of the Company’s customer base, primarily due to the termination of the CMFG #1 Model by Cambridge. Cambridge’s termination of the CMFG #1 Model resulted in a significant amount of product that was shipped to physicians but never funded by Cambridge.

The following table illustrates the timing impact of the Company’s revenue recognition policy on cost of product sold:

	Years Ended December 31,
	2015	2014
Derived from consolidated statements of operations:
Reported product revenue	$4,737,728	$6,467,084
Cost of product sold	$466,214	$569,570

Cost of product sold as a % of reported revenue	9.8%	8.8%

Derived from actual billings (net of rapid pay discounts):
Cash method billings	$3,192,217	$3,849,298
Accrual method billings	1,949,327	3,287,411
Total actual billings	$5,141,544	$7,136,709
Cost of product sold	$466,214	$569,570

Cost of product sold as a % of actual billings	9.1%	8.0%

Cost of Services Sold

The cost of services sold for the year ended December 31, 2015, decreased by $17,491 to $1,629,467 from $1,646,958 for the year ended December 31, 2014. Cost of services sold consists primarily of salaries and employee benefits. Salaries and employee benefits are largely a fixed cost. Thus, during periods of declining revenues the Company experiences a significant increase in the cost of services sold as a percentage of total revenue. Accordingly, the cost of services sold for the year ended December 31, 2015, increased to 31.0% of total revenue from 23.2% for the year ended December 31, 2014. During the years ended December 31, 2015 and 2014, salaries and employee benefits were $1,045,555 and $1,246,240, respectively, a decrease of $200,685. The decrease in salaries and employee benefits was the result of a series of personnel reductions at the Company’s billing and collections subsidiary and was primarily offset by two factors. First, the Company recognized an increase of $140,037 attributed to the contracting of a third party billing and collections company for assistance in the collection of workers’ compensation claims on behalf of CCPI’s physician customers. Second, the Company incurred an increase of $49,050 attributed to the filing of liens for workers’ compensation claims on behalf of CCPI’s physician customers.

Operating Expenses

Operating expenses for the year ended December 31, 2015, decreased $2,311,749 to $5,195,033 from $7,506,782 for the year ended December 31, 2014. Operating expenses as a percentage of total revenue decreased to 99% of revenue from 106% of revenue. Operating expenses consist of research and development expense, which decreased $146,053, and selling, general and administrative expenses, which decreased $2,165,696. Changes in these items are further described below.

Research and Development Expense

Research and development expenses for the year ended December 31, 2015, decreased $146,053, to $12,317 from $158,730 for the year ended December 31, 2015. The level of expense typically varies from year to year depending on both the number of clinical trials that we have in progress and the level of activity occurring in the clinical trials. The level of activity during the year ended December 31, 2015 was significantly less than the activity during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company was conducting two clinical studies. The first study was a 60 patient clinical study with the University of Cincinnati Physicians Company, LLC. During the year ended December 31, 2014, the Company recorded $88,000 in expense related to this study. In October 2014 the Company elected to terminate this study. The second study was a 128 patient clinical study with the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., in support of Womack Army Medical Center Fort Bragg NC (the “Foundation”) that was initiated to evaluate the effectiveness of Theramine for the treatment of acute or sub-acute lower back pain due to injury. During the year ended December 31, 2014, the Company recorded $15,000 in expense related to this study. The Foundation clinical study has been placed on hold and no expenses were incurred as a result of this clinical study during the year ended December 31, 2015. The $15,000 in expense that the Company incurred as a result of the clinical study with the Foundation combined with $88,000 in expense related to the study with the University of Cincinnati was the primary cause for the $146,053 decrease in research and development expense.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $5,182,716 and $7,348,412 for the years ended December 31, 2015 and 2014, respectively. As reflected in the table below, the decrease in SG&A for the year ended December 31, 2015, when compared to the year ended December 31, 2014, was primarily the result of various fluctuations in the following expense categories: salaries and employee benefits, professional fees, insurance, depreciation and amortization and general and administrative expenses.

	Year Ended December 31,
	2015	2014	$ Change	% Change

Salaries and employee benefits	$2,601,419	$4,360,693	$(1,759,274)	(40.3%)
Professional fees	848,743	1,360,743	(512,000)	(37.6%)
Rent	243,367	259,381	(16,014)	(6.2%)
Insurance	220,203	285,013	(64,810)	(22.7%)
Depreciation & amortization	120,156	205,867	(85,711)	(41.6%)
General and administrative	1,148,828	876,715	272,113	31.0%
Total selling, general and administrative expenses	$5,182,716	$7,348,412	$(2,165,696)	(29.5%)

The $1,759,274 decrease in salaries and employee benefits is primarily attributed to an overall reduction in employees. The Company has made a concerted effort to reduce costs and as a result of this effort the number of employees in the TMP segment has decreased from 34 employees at January 1, 2014 to 21 employees at December 31, 2015, a 38% decrease in the TMP Segment.

The decrease in professional fees, compared to the year ended December 31, 2014, decreased by $512,000. During the year ended December 31, 2015, the Company experienced a decrease in professional fees as a result of multiple factors.

●	During the year ended December 31, 2014, primarily as a result of five different consulting agreements for financial advisory and investor relations services, the Company incurred $649,834 in fees for financial advisory and investor relations services, of which $503,996 was stock-based compensation from the issuance of warrants and common stock. During the quarter ended March 31, 2015, the Company had terminated all of these types of consulting services resulting in a decrease in financial advisory and investor relations services of $585,059.

●	In January 2013, the Company engaged a consultant for assistance in attaining Medicaid approval of four of the Company’s products: Theramine®, Sentra AM®, Sentra PM® and AppTrim®. The Company terminated this consulting engagement at March 31, 2014. During the year ended December 31, 2014, the Company recognized $30,000 in fees related to this consulting contract as opposed to no fees during the year ended December 31, 2015.

The $615,059 decrease in professional fees from financial advisory, investor relations and Medicaid consulting services was partially offset by a $241,292 increase in legal fees.

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

Insurance expense decreased by $64,810 during the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease is primarily related to a decrease in premiums associated with the Company’s Directors and Officers insurance policy. During May 2015 the Company changed its insurance company and modified the coverage amounts of its Directors and Officers insurance policy. These changes resulted in a $70,350 decrease in insurance expense related to the Company’s Directors and Officers insurance policy.

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, which generally range between 3 and 7 years. The Company allocates depreciation and amortization expense between cost of sales and operating expenses. During the year ended December 31, 2015, as reflected in the Company’s consolidated statements of cash flows, in aggregate depreciation and amortization decreased by $171,228. The decrease in depreciation and amortization that is included in SG&A, of $85,711, is primarily attributed to the timing of when assets were placed in service. The Company has not placed any new assets into service since 2013 and as a result a significant amount of its capitalized assets have now been fully depreciated.

General and administrative expense experienced an increase of $272,113 during the year ended December 31, 2015 over the year ended December 31, 2014. During the year ended December 31, 2014, the Company successfully resolved a dispute with a former vendor over an amount due of $139,318. The entire amount was written-off. Upon elimination of this one-time adjustment, the adjusted increase in general and administrative expense was $132,795. The adjusted increase is primarily attributed to an increase in bad debt expense of $147,566 which reflects an increase in the Company’s accounts receivable valuation account of $16,861 and the complete elimination of individual accounts, none of which were individually materially.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable and changes in the fair value of the Company’s derivative liabilities associated with issuances of warrants and debt. During the year ended December 31, 2015, the Company reported other expense of $1,037,419 compared with expense of $1,218,230 during the year ended December 31, 2014.

Interest expense decreased by $55,724, resulting in interest expense of $1,173,565 in the year ended December 31, 2015, as compared to interest expense of $1,229,289 in the year ended December 31, 2014. The decrease was primarily due to a reduction in interest expense on the $3.2 million loan with Cambridge Medical Funding Group (the “Cambridge Note”). During the year ended December 31, 2015, the Company incurred interest expense from the Cambridge Note of $223,731 and recorded non-cash interest expense of $308,507 based on the estimated fair value of the warrants issued in connection with the Cambridge Note. During the year ended December 31, 2014, the Company incurred interest expense from the Cambridge Note of $409,059, recorded non-cash interest expense of $385,634 based on the estimated fair value of the warrants and recorded $65,600 as a result of amortization of the loan origination fee associated with the Cambridge Note, a net decrease of $328,055. The aggregate decrease in interest expense attributed to the Cambridge Note was partially offset by an increase in interest expense attributed to the April 27, 2015, Final Award rendered in favor of PDR Medical Management, LLC (“PDR”), a former distributor of the Company’s products (the “PDR Arbitration”), and two new loans.

In April 2015, through binding arbitration, the Arbitrator rendered in favor of PDR an award of $1.17 million for breach of contract, $216,174 for attorneys’ fees and costs and $117,100 in prejudgment interest. During 2015, as a consequence of the PDR Arbitration, the Company also recognized $102,083 in interest on the $1.5 million award. Further, the Company also experienced an increase of $57,991 in interest from the existence of two new promissory notes; the Debenture and the Rechnitz Note. The aggregate increase in interest expense attributed to the PDR Arbitration and two new loans of $277,174 was partially offset by a reduction in interest expense on the $3.2 million loan with Cambridge Medical Funding Group (the “Cambridge Note”). During the year ended December 31, 2015, the Company incurred interest expense from the Cambridge Note of $223,731 and recorded non-cash interest expense of $308,507 based on the estimated fair value of the warrants issued in connection with the Cambridge Note. During the year ended December 31, 2014, the Company incurred interest expense from the Cambridge Note of $409,059 and recorded non-cash interest expense of $385,634 a net decrease of $262,455.

On April 27, 2015, as a result of binding arbitration through JAMS, an award of $1.17 million dollars was issued against the Company for breach of contract, and in favor of PDR Medical Management, LLC (“PDR”), a former distributor of the Company’s products. The amount of the award was for sums previously included in the Company’s financial statements as “Due to Physicians.” Additionally, the arbitrator awarded an additional $333,274 to PDR. The additional amount consisted of attorneys’ fees and costs of $216,174 and prejudgment interest of $117,100.

Changes in the fair value of the Company’s derivative liabilities resulted in income of $136,146 in the year ended December 31, 2015, compared with income of $11,059 in the year ended December 31, 2014. The Company’s derivative liabilities are comprised of 95,000 warrants that were issued in July 2012 with anti-dilution ratcheting provisions and the fair value of the debt conversion feature of the Debenture that was issued in January 2015. The income that was recognized in the year ended December 31, 2015, represents a decrease in the fair value of both the warrant derivative liability and the debt conversion feature of the Debenture. During the year ended December 31, 2014, income was recognized due to a decrease in the warrant derivative liability from the 95,000 warrants. The decrease in fair value was primarily caused by the decrease in the value of our common stock, which trades on the OTCQB tier of the over-the-counter securities market under the symbol “TRGM”.

Current and Deferred Income Taxes

In June 2013 the Company made a decision to fully reserve its net deferred tax assets. As a result of this decision, we did not record an income tax benefit during the year ended December 31, 2015 and 2014. Further, as a result of the findings from the IRS and FTB audits for the tax years 2010 through 2012, we recorded income tax expense of $65,828 during the year ended December 31, 2014.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $9,793,556.

Net Loss

Net loss for the year ended December 31, 2015, was $3,067,192 compared to a net loss of $3,895,009 for the year ended December 31, 2014. The decreased net loss was a result of a combination of both decreased revenues and expenses as described above.

As reflected in the Company’s consolidated statement of cash flows for the years ended December 31, 2015 and 2014, the Company’s reported net loss is comprised of non-cash charges of $675,627 and $1,543,434, respectively. A summary of these non-cash charges is as follows:

	Year Ended December 31,
	2015	2014
Amortization of debt discount	$344,938	$430,501
Amortization of intangible assets	177,822	273,497
Loss on disposal of intangible assets	141,542	—
Stock-based compensation to employees and directors	67,599	49,804
Depreciation of property and equipment	52,848	128,401
Stock-based compensation to consultants	27,024	606,462
Income tax expense	—	65,828
Change in fair value of warrant derivative liability	(136,146)	(11,059)
Non-cash items included in net loss	$675,627	$1,543,434

FINANCIAL CONDITION

Our negative working capital of $13,842,093 as of December 31, 2015 increased $2,026,472 from our December 31, 2014 negative working capital of $11,815,621. Our operating losses during the year ended December 31, 2015 were funded primarily by proceeds from notes payable of $1,950,000.

Unrecognized Accounts Receivable

As of December 31, 2015, we have approximately $7.9 million in unrecognized accounts receivable and unrecognized revenues that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our Cash Method customers. Except for collection expenses incurred by CCPI, all expenses associated with these unrecognized accounts receivable, including cost of products sold, have already been expensed in our financial statements. In addition, for federal and state income tax purposes the Company has recognized these unrecognized accounts receivable as revenues. Therefore, the Company will not incur current tax liabilities for these unrecognized accounts receivable when they are collected.

For the year ended December 31, 2015, the Company performed its regular analysis of outstanding invoices comprising unrecognized accounts receivables; specifically, the underlying outstanding insurance claims for each physician customer which is the source of future payment of these outstanding invoices. The analysis takes into account the value of claims outstanding, the age of these claims, and historical claims settlement and payment patterns. At December 31, 2015, the Company determined that collections on its unrecognized accounts receivable would approximate $7.9 million. The analysis also took into account the impact of the agreement with Raven Asset-Based Opportunity Fund I LP (“Raven”), particularly the agreement dated June 28, 2013, as amended, regarding future collections. In exchange for loans of $3.2 million the Company assigned its interest in certain pre-2013 workers compensation claims to Raven and agreed to share approximately 50% of future collections proceeds from settlement of such claims. At December 31, 2015, cumulative payments made to CMFG and Raven pursuant to CMFG #2 were $2,866,687. The Company allocated these payments as debt repayment of $2,228,810 and interest payments of $637,877. Thus, at December 31, 2015, the remaining principal amount due to CMFG was $971,190. The Company expects CMFG will receive aggregate future payments of approximately $3.2 million. As a result of this updated and expanded analysis, of the total amount of $7.9 million in unrecognized accounts receivable, the Company expects to retain approximately $4.7 million, net of estimated amounts of future proceeds belonging to Raven pursuant to CMFG #2.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as equity transactions and related party loans. As noted above, we entered into an agreement with Raven that provided for loans of $3.2 million. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2015 and 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon either obtaining future equity financings or achieving profitable operations in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful in obtaining equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Net cash used in operating activities for the year ended December 31, 2015, was $1,278,617 as opposed to net cash provided by operating activities of $780,314 during the year ended December 31, 2014. During the years ended December 31, 2015 and 2014, the Company reported a net loss of $3,067,192 and $3,895,009, respectively.

Net proceeds from the issuance of notes payable offset the negative cash flows from operating activities. Ultimately, we experienced an increase in cash of $70,904 during the year ended December 31, 2015. A decrease in cash collections on claims filed by CCPI on behalf of customers utilizing the Physician Managed Model and Hybrid Model negatively impacted cash flows in the year ended December 31, 2015. The collection cycle and cash flows may also be significantly affected if our mix of business can be shifted from longer collection cycle business, such as workers compensation, to markets with shorter collection cycles, such as private insurance and cash sales.

CONTRACTUAL OBLIGATIONS

The Company leases its operating facility under a lease agreement expiring February 28, 2018 at the rate of $8,125 per month. The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility.

The Company has issued promissory notes to various individuals and entities. The aggregate principal amount due under the promissory notes is $5,377,491, of which $4,623,790 is classified as due in the next year and the remaining balance of $753,701 is due in 1 – 3 years.

CRITICAL ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include accounts of TMP, its wholly owned subsidiary, CCPI, and its 50% owned subsidiary, Amino Nutritionals (collectively referred to as “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, TMP, CCPI and Amino Nutritionals share the common operating facility, certain employees and various costs. Such expenses are principally paid by TMP. Due to the nature of the parent and subsidiary relationship, the individual financial position and operating results of TMP, CCPI and Amino Nutritionals may be different from those that would have been obtained if they were autonomous.

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

Allowance for doubtful accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently, accounts receivable are comprised of amounts due from our CMFG #1 Model, distributor customers and receivables from our PDRx equipment. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2015, of the collectability of invoices, we established an allowance for doubtful accounts of $72,634.

Under the Company’s Physician Managed Model and Hybrid Model, CCPI performs billing and collection services on behalf of the physician client and deducts the CCPI fee and product invoice amount from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the physician client. Extended collection periods are typical in the workers compensation industry with payment terms extending from 45 days to in excess of five years. The physician remains personally liable for purchases of product from TMP. CCPI maintains an accounting of all managed accounts receivable on behalf of the physician. As described above, due to uncertainties as to the timing and collectability of revenues derived from these models, revenue is recorded when payment is received, there is no related accounts receivable, and therefore no allowance for doubtful accounts is necessary.

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

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2015 and 2014, so no long-lived asset impairment was recorded.

Intangible assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist, the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. No impairment indicators existed at December 31, 2015 and 2014, so no intangible asset impairment was recorded.

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

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2015, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants and convertible debt as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Warrants	4,699,372	4,919,372
Stock options	2,406,741	2,421,041
Convertible debentures	2,166,667	—
	9,272,780	7,340,413

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8. Financial Statements.

TARGETED MEDICAL PHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Targeted Medical Pharma, Inc.

We have audited the accompanying consolidated balance sheet of Targeted Medical Pharma, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Targeted Medical Pharma, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit and a significant working capital deficit as of December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar Milner LLP

San Diego, CA

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Targeted Medical Pharma, Inc.

We have audited the accompanying consolidated balance sheet of Targeted Medical Pharma, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Targeted Medical Pharma, Inc., as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant net losses since its inception. The Company had an accumulated deficit of $26,917,416 and negative working capital of $11,815,621 as of December 31, 2014. In addition, the Company has incurred net losses since inception and incurred a net loss of $3,895,009 for the year ended December 31, 2014. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Marcum llp

Irvine, CA

April 14, 2015

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS

Cash	$82,643	$11,739
Accounts receivable, net	328,046	203,348
Inventories	92,192	127,183
Other current assets	330,104	191,689
TOTAL CURRENT ASSETS	832,985	533,959

Property and equipment, net	54,337	107,185
Intangible assets, net	1,539,788	1,859,152
TOTAL ASSETS	$2,427,110	$2,500,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$1,864,066	$1,460,352
Accrued liabilities	8,186,064	7,273,980
Notes payable, current portion - related parties	2,504,411	2,504,411
Notes payable, current portion, net	2,119,379	1,092,762
Derivative liability	1,158	18,075
TOTAL CURRENT LIABILITIES	14,675,078	12,349,580

Notes payable, less current portion - related parties	567,202	—
Notes payable, less current portion, net	103,701	122,290
TOTAL LIABILITIES	15,345,981	12,471,870

COMMITMENTS AND CONTINGENCIES (SEE NOTE 16)

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value: 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value: 100,000,000 shares authorized; 27,730,227 shares issued and outstanding as of December 31, 2015; 26,768,756 shares issued and outstanding as of December 31, 2014	27,730	26,769
Additional paid-in capital	17,038,007	16,919,073
Accumulated deficit	(29,961,226)	(26,917,416)
TOTAL TARGETED MEDICAL PHARMA, INC. STOCKHOLDERS’ DEFICIT	(12,895,489)	(9,971,574)

Non-controlling interest	(23,382)	—

TOTAL DEFICIT	(12,918,871)	(9,971,574)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,427,110	$2,500,296

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014

REVENUES
Product revenue	$4,737,728	$6,467,084
Service revenue	523,213	645,275
Total revenues	5,260,941	7,112,359

COST OF SALES
Cost of product sold	466,214	569,570
Cost of services sold	1,629,467	1,646,958
Total cost of sales	2,095,681	2,216,528

Gross profit	3,165,260	4,895,831

OPERATING EXPENSES
Research and development	12,317	158,370
Selling, general and administrative	5,182,716	7,348,412
Total operating expenses	5,195,033	7,506,782

Loss from operations	(2,029,773)	(2,610,951)

OTHER INCOME (EXPENSES)
Interest expense	(1,173,565)	(1,229,289)
Change in fair value of derivative liabilities	136,146	11,059
Total other expenses	(1,037,419)	(1,218,230)

Loss before income taxes	(3,067,192)	(3,829,181)

Income tax expense	—	65,828

NET LOSS	(3,067,192)	(3,895,009)

Less: Net loss attributable to non-controlling interest	(23,382)	—

NET LOSS ATTRIBUTABLE TO TARGETED MEDICAL PHARMA, INC.	$(3,043,810)	$(3,895,009)

Basic and diluted net loss per common share	$(0.11)	$(0.15)

Basic and diluted weighted average common shares outstanding	27,218,049	26,385,517

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,067,192)	$(3,895,009)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	52,848	128,401
Loss on disposal of intangible assets	141,542	—
Amortization	177,822	273,497
Amortization of debt discount	344,938	430,501
Stock-based compensation to employees and directors	67,599	49,804
Stock-based compensation to consultants	27,024	606,462
Change in fair value of derivative liabilities	(136,146)	(11,059)
Changes in operating assets and liabilities:
Accounts receivable	(124,698)	65,486
Inventories	34,991	468,570
Prepaid income taxes	—	900,863
Other current assets	(138,415)	180,573
Accounts payable	403,714	(37,073)
Accrued liabilities	937,356	1,619,298

Net cash (used in) provided by operating activities	(1,278,617)	780,314

Cash flows from financing activities:
Proceeds from issuance of common stock	—	240,000
Proceeds from notes payable - related parties	750,000	130,000
Payments on notes payable - related parties	—	(246,656)
Proceeds from notes payable, net	1,200,000	—
Payments on notes payable	(600,479)	(1,383,725)

Net cash provided by (used in) financing activities	1,349,521	(1,260,381)

Net increase (decrease) in cash	70,904	(480,067)

Cash at beginning of period	11,739	491,806

Cash at end of period	$82,643	$11,739

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$132,195	$514,218

Non cash investing and financing activities:
Amortization of note discount	$344,938	$385,634
Issuance of common stock for interest	$25,272	$—
Note discount from embedded conversion feature in connection with debenture	$119,229	$44,867

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Deficit

Years Ended December 31, 2014 and December 31, 2015

					Non-
	Common Stock Issued		Paid-In	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Total

BALANCES, December 31, 2013	25,741,181	$25,741	$15,978,968	$(23,022,407)	—	$(7,017,698)

Issuance of common stock for services	627,575	628	398,122	—	—	398,750

Issuance of common stock for cash	400,000	400	239,600	—	—	240,000

Compensation expense due to stock option issuances	—	—	49,804	—	—	49,804

Compensation expense due to warrant issuances	—	—	207,712	—	—	207,712

Warrants issued in connection with debt financings from related party	—	—	44,867	—	—	44,867

Net loss	—	—	—	(3,895,009)	—	(3,895,009)

BALANCES, December 31, 2014	26,768,756	26,769	16,919,073	(26,917,416)	—	(9,971,574)

Issuance of common stock for services	877,230	877	43,094	—	—	43,971

Issuance of common stock for interest	84,241	84	25,188	—	—	25,272

Compensation expense due to stock option issuances	—	—	29,628	—	—	29,628

Compensation expense due to warrant issuances	—	—	21,024	—	—	21,024

Net loss	—	—	—	(3,043,810)	(23,382)	(3,067,192)

BALANCES, December 31, 2015	27,730,227	$27,730	$17,038,007	$(29,961,226)	$(23,382)	$(12,918,871)

The accompanying notes are an integral part of these consolidated financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Targeted Medical Pharma, Inc. (the “Company” or “TMP”), also doing business as Physician Therapeutics (“PTL”), is a specialty pharmaceutical company that develops and commercializes amino acid based medications. On July 30, 2007, the Company formed Complete Claims Processing, Inc. (“CCPI”), a wholly owned subsidiary which provides specialty billing and collection services for our products dispensed by physician clients and to physician clients of some of our distributors. On November 6, 2015, the Company formed Amino Nutritionals, LLC (“Amino Nutritionals” or “AMINO”), a 50% owned subsidiary which will market directly to consumers a proprietary product for chronic pain sufferers (see Note 17).

Segment Information:

The Company recognized revenue outside of the United States during the year ended December 31, 2015 of $64,870 and did not recognize revenue outside of the United States during the year ended December 31, 2014. The Company has three principal business operations: (i) the distribution of proprietary medical foods, (ii) billing and collection services relating to our products and (iii) the distribution of proprietary dietary supplements. The Company’s operations are organized into three reportable segments during the year ended December 31, 2015 and 2014.

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

● Amino Nutritionals: This segment develops and distributes amino acid based dietary supplements directly to consumers. Initial marketing activities utilized a product specific website. The Company is actively expanding its direct marketing activities to include the use of infomercials.

Results for the years ended December 31, 2015 and 2014, are reflected in the table below:

For the year ended December 31,

2015	Total	TMP	CCPI	AMINO
Gross sales	$5,260,941	$4,737,728	$523,213	$—
Gross profit (loss)	$3,165,260	$4,271,514	$(1,106,254)	$—
Net loss	$(3,067,192)	$(1,914,174)	$(1,106,254)	$(46,764)
Total assets	$2,427,110	$2,326,419	$20,874	$79,817

2014
Gross sales	$7,112,359	$6,467,084	$645,275	$—
Gross profit (loss)	$4,895,831	$5,897,514	$(1,001,683)	$—
Net loss	$(3,895,009)	$(2,893,326)	$(1,001,683)	$—
Total assets	$2,500,296	$2,467,304	$32,992	$—

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred recurring losses and reported losses for the year ended December 31, 2015, totaling $3,067,192 as well as an accumulated deficit as of December 31, 2015, amounting to $29,961,226. As a result of our continued losses, at December 31, 2015, the Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $13,842,093. Further, the Company does not have adequate cash to cover projected operating costs for the next 12 months. Included in the Company’s current liabilities at December 31, 2015, is $837,972 owed to the Internal Revenue Service (“IRS”) and the California Franchise Tax Board (“FTB”) for unpaid payroll taxes. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity or debt financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. To address its liquidity issues, the Company has significantly reduced its operating expenses and continues to explore opportunities for additional financing and/or restructuring of its existing debt. No assurances can be made that the Company will be successful obtaining additional equity or debt financing and/or in restructuring existing debt, or that the Company will achieve profitable operations and positive cash flow. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include accounts of TMP, its wholly owned subsidiary, CCPI, and its 50% owned subsidiary, AMINO (collectively referred to as “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, TMP, CCPI and AMINO share the common operating facility, certain employees and various costs. Such expenses are principally paid by TMP. Due to the nature of the parent and subsidiary relationship, the individual financial position and operating results of TMP, CCPI and AMINO may be different from those that would have been obtained if they were autonomous.

Accounting Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting policies that involve significant judgment and estimates include revenue recognition, share based compensation, recoverability of accounts receivable, intangibles, valuation of derivatives, and valuation of deferred income taxes. Actual results could differ from those estimates

Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair value. As of December 31, 2015 and 2014, the Company had no cash equivalents.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Physician Direct Sales Model (14% of product revenues for the year ended December 31, 2015): Under this model, a physician purchases products from TMP, but does not retain CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount off AWP for payment within discount terms, in accordance with the product purchase agreement. The physicians dispense the product and perform their own claims processing and collections. In late 2014, the Company began to offer its products online for direct sales to physicians, pharmacies and patients, revenues derived from online sales are referred to as the Online Cash Model and are aggregated with Physician Direct Sales. TMP recognizes revenue under this model on the date of shipment at the gross invoice amount less the anticipated rapid pay discount offered in the product purchase agreement. The physician is responsible for payment directly to TMP.

Distributor Direct Sales Model (14% of product revenues for the year ended December 31, 2015): Under this model, a distributor purchases products from TMP, sells those products to a physician, and the physician does not retain CCPI’s services. TMP invoices distributors upon shipment under terms which include a significant discount off AWP. TMP recognizes revenue under this model on the date of shipment at the net invoice amount

Physician Managed Model (46% of product revenues for the year ended December 31, 2015): Under this model, a physician purchases products from TMP and retains CCPI’s services. TMP invoices the physician upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreement. The physician also executes a billing and claims processing services agreement with CCPI for billing and collection services relating to our products (discussed below). CCPI submits a claim for reimbursement on behalf of the physician client. The CCPI fee and product invoice amount are deducted from the reimbursement received by CCPI on behalf of the physician client and any remaining reimbursement amount is owed to the physician client. In the event the product invoice amount is not received by TMP within the agreed term, we can deduct the payment due from any of the reimbursements received by us on behalf of the physician client in accordance with our agreement.

Hybrid Model (12% of product revenues for the year ended December 31, 2015): Under this model, a distributor purchases products from TMP and sells those products to a physician and the physician retains CCPI’s services. TMP invoices distributors upon shipment under terms which allow a significant rapid pay discount for payment received within terms in accordance with the product purchase agreements. The physician client of the distributor executes a billing and claims processing services agreement with CCPI for billing and collection services (discussed below). The distributor product invoice and the CCPI fee are deducted from the reimbursement received by CCPI on behalf of the physician client before the reimbursement is forwarded to the distributor for further delivery to their physician clients. In the event payment is not received within the term of the agreement, the amount payable for the purchased TMP products may revert to the AWP. In addition, if payment is not received within the agreed-upon term, a late payment fee of up to 20% may be applied to the outstanding balance.

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

The Company had entered into an agreement with Cambridge Medical Funding Group, LLC (“CMFG”) related to California Workers’ Compensation (“WC”) benefit claims. Under this arrangement, we had determined that pursuant to FASB ASC Topic No. 860, Transfers of Financial Assets and ASC 605 we had met the criteria for revenue recognition on the date that payment was due from CMFG, which approximated the product shipment date.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CMFG #1 – WC Receivable Purchase Assignment Model (“CMFG #1”) (14% of product revenues for the year ended December 31, 2015): Under this model, which was effectively terminated by CMFG on September 30, 2015, physicians who purchased products from TMP under the Company’s Physician Managed Model had the option to assign their accounts receivables (primarily those accounts receivables with dates of service starting with the year 2013) from California WC benefit claims to CMFG, at a discounted rate. Each agreement was executed among CMFG, TMP, and each individual physician, and serves as a master agreement for all assigned receivables by the physician to CMFG. Since these accounts receivable originated from the Company’s Physician Managed Model, CCPI’s services were also retained. The physician’s fees and financial obligations due to TMP, for the purchase of TMP product and use of CCPI’s services, were satisfied directly by CMFG, usually within seven (7) days of transmission of the accounts receivable to CMFG. CMFG had agreed to pay an amount equal to 20% of eligible assigned accounts receivable as an advance payment. However, at the end of September 2015 the advance payment amount was reduced to 17% of eligible assigned accounts. CMFG made this payment directly to TMP, on behalf of the physician. TMP applied this payment to the physician’s financial obligations due to CCPI for the physician’s use of the Company’s medical billing and claims processing services, and the physician’s financial obligation due to TMP for the cost of the product. The Company recognized revenue on the date that payment was due from CMFG. Under CMFG #1, the Company only received the 20% (and in a few instances 17%) advance payment, where such payment was without recourse or future obligation for TMP to repay the advanced amount back to CMFG or the physician. Actual amounts collected on the assigned accounts receivable are shared between CMFG and the physician, where the first 37% of amounts collected are disbursed to CMFG and additional amounts collected are shared at a ratio of 75:25, where 75% is disbursed to the physician and 25% is disbursed to CMFG.

During the years ended December 31, 2015 and 2014, the Company issued billings to Physician Managed and Hybrid model customers aggregating $3.2 million and $3.8 million, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. Direct costs associated with the above billings are expensed as incurred. Direct costs associated with all billings, aggregating $466,214 and $569,570, respectively, were expensed in the accompanying consolidated financial statements at the time of such billings. In accordance with the Company’s revenue recognition policy, the Company recognized revenues from customers under these models aggregating $2,788,401 and $3,179,673 during the years ended December 31, 2015 and 2014, based on cash collections during the respective periods. As of December 31, 2015, we had approximately $7.9 million in unrecorded accounts receivable that potentially will be recorded as revenue in the future as our CCPI subsidiary secures claims payments on behalf of our PMM and Hybrid Customers. All unpaid invoices underlying claims assigned to CMFG pursuant to CMFG #1 are excluded from unrecorded accounts receivable.

CCPI receives no revenue in the Physician Direct or Distributor Direct models because it does not provide collection and billing services to these customers. In the Physician Managed and Hybrid models CCPI has a billing and claims processing service agreement with the physician. The billing and claims processing agreement includes a service fee that is based upon a percentage of collections on all claims. Because fees are only earned by CCPI upon collection on the claim, and the fee is not determinable until the amount of the collection is known, CCPI recognizes revenue at the time claims are paid. Under CMFG #1 the Company recognized revenue related to CCPI’s services upon receipt of the advance payment from CMFG.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Currently, accounts receivable are comprised of amounts due from our CMFG #1, distributor customers and other miscellaneous receivables. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. An allowance is recorded for those accounts that are determined to likely be uncollectible through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts will be written off. Based on an assessment as of December 31, 2015 and 2014, of the collectability of invoices, accounts receivable are presented net of an allowance for doubtful accounts of $72,634 and $55,773, respectively.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. No impairment indicators existed at December 31, 2015 and 2014, so no long-lived asset impairment was recorded.

Intangible Assets

Intangible assets with finite lives, including patents and internally developed software (primarily the Company’s PDRx Software), are stated at cost and are amortized over their useful lives. Patents are amortized on a straight line basis over their statutory lives, usually fifteen to twenty years. Internally developed software is amortized over three to five years. Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, and more often when events indicate that an impairment may exist. If impairment indicators exist, the intangible assets are written down to fair value as required. The Company has one intangible asset with an indefinite life which is a domain name for medical foods. Taking into account the cyclical and non-recurring events that affected operations, the Company determined during its impairment analysis of intangible assets with finite and indefinite lives that no impairment indicators existed at December 31, 2015, or December 31, 2014, so no intangible asset impairment was recorded for the years ended December 31, 2015 and 2014.

Fair Value of Financial Instruments

The Company’s financial instruments are accounts receivable, accounts payable, notes payable, and warrant derivative liability. The recorded values of accounts receivable and accounts payable approximate their fair values based on their short term nature. Notes payable and notes payable – related parties are recorded at their issue value or if warrants are attached at their issue value less the proportionate value of the warrant, which approximates their fair value. Warrants issued with ratcheting provisions are classified as derivative liabilities and are revalued using the Black-Scholes model each quarter based on changes in the market value of our common stock and unobservable level 3 inputs.

The table below sets forth a summary of changes in the fair value of our financial instruments valued on a recurring basis using Level 3 inputs for the year ended December 31, 2015:

	January 1, 2015	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	December 31, 2015
Derivative liabilities	$18,075	$119,229	$(136,146)	$1,158

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

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC Topic 815-40 Derivatives and Hedging – Contracts in Entity’s own Equity (“ASC 815-40”). Pursuant to ASC 815-40, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability instead of as equity. Further, under ASC Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”) an evaluation of the embedded conversion feature of convertible debt is also evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. The estimated fair value of the warrants and the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the warrants and the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the consolidated statement of operations. As of December 31, 2015, 95,000 warrants and the embedded conversion feature of the $650,000 Debenture were classified as derivative liabilities. Each reporting period the warrants and the embedded conversion feature are re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the consolidated statements of operations. The Company’s remaining warrants are recorded to additional paid in capital as equity instruments.

Income Taxes

The Company determines its income taxes under the asset and liability method. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or a liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2015, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants and convertible debt as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Warrants	4,699,372	4,919,372
Stock options	2,406,741	2,421,041
Convertible debentures	2,166,667	—
	9,272,780	7,340,413

Debt Discounts

The Company accounts for debt discount according to ASC 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the years ended December 31, 2015 and 2014, the Company recorded amortization of debt discounts of $344,938 and $430,501, respectively.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development

Research and development costs are expensed as incurred. In instances where we enter into clinical trial agreements with third parties for research and development activities, we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. At this time, no clinical trials are being conducted.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company's net loss. The comprehensive loss for the years ended December 31, 2015 and 2014 was $3,067,192 and $3,895,009, respectively. There were no other changes in equity that were excluded from net loss for all periods presented.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarifies the guidance set forth in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, issued in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-15 provides additional guidance regarding debt issuance costs associated with line-of-credit arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this new standard will have on our financial statements.

4. OTHER CURRENT ASSETS

Other current assets are as follows:

	December 31,
	2015	2014

Other receivables	$139,450	$40,435
Prepaid inventory	81,495	32,667
Prepaid insurance	64,450	86,531
Other prepaid assets	44,709	32,056
Total other current assets	$330,104	$191,689

5. PROPERTY AND EQUIPMENT

Property and equipment, net are as follows:

	December 31,
	2015	2014

Computer Equipment	$367,946	$661,322
Furniture and fixtures	107,395	164,451
Leasehold improvements	107,059	254,102
Total property and equipment, gross	582,400	1,079,875
Less: accumulated depreciation	(528,063)	(972,690)
Total property and equipment, net	$54,337	$107,185

Depreciation expense for the years ended December 31, 2015 and 2014 was $52,848 and $128,401, respectively. Depreciation included in Cost of Services for the years ended December 31, 2015 and 2014 was $29,040 and $67,568, respectively. No depreciation is recorded in Cost of Product Sales since all production for TMP is outsourced to a third party and stored at an outsourced facility. The remaining depreciation is recorded as part of general and administrative expenses.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2015	2014

Patents	$214,088	$355,630
Internally developed software	577,925	1,577,367
Total, at cost	792,013	1,932,997
Accumulated amortization	(553,225)	(1,374,845)
Net intangible assets	238,788	558,152
Intangible assets held at cost:
URL medicalfoods.com	1,301,000	1,301,000
Total intangible assets	$1,539,788	$1,859,152

Future amortization for years ending after December 31, 2015 is as follows:

2016	$76,468
2017	$41,919
2018	$15,735
2019	$12,463
2020	$12,463
Thereafter	$79,740
$238,788

Amortization expense for the years ended December 31, 2015 and 2014 was $177,822 and $273,497, respectively.

7. INCOME TAXES

During the quarter ended June 30, 2013, the Company determined to fully reserve the net deferred income tax assets by taking a full valuation allowance against these assets. As a result of this decision, during the years ended December 31, 2015 and 2014, the Company did not recognize any income tax benefit as a result of its net loss. The table below shows the balances for the deferred income tax assets and liabilities as of the dates indicated.

	December 31, 2015	December 31, 2014
Deferred income tax asset-short-term	$1,495,013	$1,517,270
Allowance	(1,495,013)	(1,517,270)
Deferred income tax asset-short-term, net	—	—

Deferred income tax asset-long-term	9,386,437	8,303,462
Deferred income tax liability-long-term	(1,087,894)	(1,074,928)
Deferred income tax asset-long-term	8,298,543	7,228,534
Allowance	(8,298,543)	(7,228,534)
Deferred income tax asset-long-term, net	—	—

Total deferred tax asset, net	$—	$—

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2015, the Company did not recognize any income tax expense. The IRS and FTB completed their respective examinations of the Company’s income tax returns for the tax years 2010 through 2012 in March 2014 and July 2014, respectively. The IRS concluded that the Company’s aggregate federal income tax liability for these tax years was $26,124 and the FTB determined that the Company’s state income tax liability for the years under examination was $39,704. As a result of these examinations, the Company recorded $65,828 in income tax expense during the year ended December 31, 2014.

The components of the income tax provision are as follows:

	December 31, 2015	December 31, 2014
Current:
Federal	$—	$26,124
State	—	39,704
Income tax expense	$—	$65,828

The Company’s effective tax rates were 0% and 1.7% for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the effective tax rate differed primarily due to the change in the valuation allowance. During the years ended December 31, 2014, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance and the final resolution of the Company’s Federal and state income tax audits for years 2010 through 2012, which resulted in $65,828 of income tax expense. The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 34% for 2015 and 35% for 2014 to income tax expense is as follows:

	Year Ended December 31,
	2015	2014
Statutory Federal tax rate	(34.0%)	(35.0%)
Increase (decrease) in tax rate resulting from:
Allowance against deferred tax assets	31.1%	34.7%
Derivative revaluation expense and other	8.6%	7.5%
State taxes, net of federal benefit	(5.8%)	(5.7%)
Nondeductible meals & entertainment expense	0.1%	0.2%
Effective tax rate	0.0%	1.7%

Deferred tax components are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Deferred revenue	$3,141,349	$3,075,550
Net operating loss	4,633,728	3,356,001
Stock compensation expense	1,404,781	1,416,290
Accrued liability for payroll and vacation	843,294	883,901
Other accrued liabilities	622,785	610,644
R&D credits	206,579	455,621
Bad debt reserve	28,933	22,725
Total deferred tax assets	10,881,449	9,820,732

Deferred tax liabilities:
Depreciation	(497,226)	(549,266)
Loss on sale of accounts receivable	(590,668)	(525,662)
Total deferred tax liabilities	(1,087,894)	(1,074,928)
Valuation allowance	(9,793,555)	(8,745,804)

Net deferred tax assets	$—	$—

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

At December 31, 2015, the Company had total domestic Federal and state net operating loss carryovers of approximately $10,999,249 and $13,852,676, respectively. Federal and state net operating loss carryovers expire at various dates between 2021 and 2032.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company does not believe that such an ownership change has occurred in 2015 or 2014.

The 2013, 2014 and 2015 tax years remain open to examination by the Internal Revenue Service and California Franchise Tax Board. The IRS and FTB have the authority to examine those tax years until the applicable statute of limitations expire.

8. STOCK-BASED COMPENSATION

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

During the year ended December 31, 2015, the Company had stock-based compensation expense of $29,628, related to issuances from the Plan to the Company’s employees and directors, included in reported net loss. Further, during the year ended December 31, 2015, the Company had stock-based compensation expense of $37,971, related to issuances of 777,230 shares of fully vested restricted stock outside of the Plan. These issuances resulted in total stock-based compensation expense of $67,599. During the year ended December 31, 2014, the Company had stock-based compensation expense included in reported net loss of $49,804. The total amount of stock-based compensation from issuances pursuant to the Plan to employees and directors for the year ended December 31, 2015 and 2014, related solely to the issuance of stock options.

During the years ended December 31, 2015 and 2014, the Company had stock-based compensation expense included in reported net loss of $27,024 and $606,462, respectively, related to warrant and restricted stock issuances to consultants outside of the Plan.

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

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity for the years ended December 31, 2015 and December 31, 2014, is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2013	1,792,697	2,794,841	$1.89	7.03	$—
Cancellations and forfeitures	373,800	(373,800)	$2.62
Restricted stock awards	(75,000)	—

December 31, 2014	2,091,497	2,421,041	$1.77	5.88	$—
Grants	(250,000)	250,000	$0.30
Cancellations and forfeitures	264,300	(264,300)	$1.31

December 31, 2015	2,105,797	2,406,741	$1.67	4.83	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during the years ended December 31, 2015 or 2014.

The Company did not issue any options during the year ended December 31, 2014. The Company utilized the Black-Scholes option pricing model and the assumptions used for the year ended December 31, 2015, are as follows:

Year Ended December 31, 2015
Weighted average risk free interest rate	1.15%
Weighted average life (in years)	3.4
Volatility	66%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$0.01

A summary of the changes in the Company’s nonvested options during the year ended December 31, 2015, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at December 31, 2014	170,833	$0.57	$—
Vested in year ended December 31, 2015	85,417	$0.60	$—
Non-vested at December 31, 2015	335,417	$0.15	$—
Exercisable at December 31, 2015	2,071,324	$0.95	$—
Outstanding at December 31, 2015	2,406,741	$0.84	$—

As of December 31, 2015, total unrecognized compensation cost related to unvested stock options was $35,262. The cost is expected to be recognized over a weighted average period of 1.5 years.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. WARRANTS

During the year ended December 31, 2014, the Company issued a total of 662,907 warrants, at an average exercise price of $0.35 per share. Included in these issuances are 162,907 warrants issued to William E. Shell, M.D., the Company’s former Chief Executive Officer, in connection with the July 24, 2014 loan to the Company (See Note 11), and 500,000 warrants to several consultants for financial advisory and investor relations services. The Company has not issued any warrants during the year ended December 31, 2015 and cancelled 220,000 warrants, with an average exercise price of $0.42 per share.

The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year Ended December 31,
	2015	2014
Weighted average risk free interest rate	0.80%	1.67% – 1.72%
Weighted average life (in years)	1.5	5.0
Volatility	66%	67%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$0.01	$0.67

The following table summarizes information about common stock warrants outstanding at December 31, 2015:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	365,000	3.05	$0.01	365,000	$0.01
$0.80	162,907	3.62	$0.80	162,907	$0.80
$1.00	1,625,000	1.49	$1.00	1,625,000	$1.00
$2.00	1,812,500	7.55	$2.00	1,812,500	$2.00
$2.60	20,000	2.35	$2.60	20,000	$2.60
$3.38	713,965	1.06	$3.38	713,965	$3.38

$0.01 - 3.38	4,699,372	3.96	$1.67	4,699,372	$1.67

Included in the Company’s outstanding warrants are 2,586,872 warrants that were issued to a related party over the period from August 2011 through July 2014 at exercise prices ranging from $0.01 to $3.38. As discussed in Note 3, 95,000 of the related party warrants contain provisions that require it to be accounted for as a derivative security. As of December 31, 2015 and 2014, the value of the related liability was $1,071 and $18,075, respectively. Changes in these values are recorded as income or expense during the reporting period that the change occurs.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2015, and December 31, 2014, are comprised of the following:

	December 31,
	2015	2014

Due to physicians	$3,208,130	$2,659,698
Accrued salaries and director fees	3,034,533	3,121,642
Accrued payroll taxes	837,972	875,259
Accrued interest	423,568	71,841
Other	681,861	545,540
Total accrued liabilities	$8,186,064	$7,273,980

11. NOTES PAYABLE

Notes payable at December 31, 2015, and December 31, 2014, are comprised of the following:

	December 31,
	2015	2014
Notes payable to William Shell Survivor’s Trust (a)	$1,874,411	$1,874,411
Notes payable to William Shell (b)	130,000	130,000
Notes payable to Lisa Liebman (c)	500,000	500,000
Note payable to Cambridge Medical Funding Group, LLC (d)	971,190	1,523,559
Note payable to Derma Medical Systems, Inc. (e)	650,000	—
Note payable to Shlomo Rechnitz (f)	1,151,890	—
Note payable to YTR Capital, LLC (g)	100,000	—
Total notes payable	5,377,491	4,027,970
Less: debt discount	(82,798)	(308,507)
	5,294,693	3,719,463
Less: current portion	(4,623,790)	(3,597,173)
Notes payable – long-term portion	$670,903	$122,290

(a)	Between January 2011 and December 2012, William E. Shell, M.D., the Company’s former Chief Executive Officer, former Chief Scientific Officer, greater than 10% shareholder and a former director, loaned $5,132,334 to the Company. As consideration for the loans, the Company issued promissory notes in the aggregate principal amount of (i) $4,982,334 to the Elizabeth Charuvastra and William Shell Family Trust dated July 27, 2006 and amended September 29, 2006 (the “Family Trust”), and (ii) $150,000 to the William Shell Survivor’s Trust (the “Survivor’s Trust”). At the time these promissory notes were issued, all of these notes were issued with maturity dates of five years from the date of issuance with interest payable on the maturity date. On June 22, 2012, the Company’s Board of Directors ratified an amendment that modified all promissory notes that were issued prior to June 22, 2012 to demand notes with interest payable quarterly (the “June 2012 Amendment”). The Company disputes the validity of the June 2012 Amendment. On December 21, 2012, all notes issued to the Family Trust were assigned to the Survivor’s Trust (the “WS Trust Notes”) which in turn assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman. The WS Trust Notes accrue interest at rates ranging between 3.25% and 12.0% per annum.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2015 and 2014, the Company incurred interest expense of $86,678 and $87,286, respectively, on the WS Trust Notes. At December 31, 2015 and 2014, accrued interest on the WS Trust Notes totaled $107,994 and 21,316, respectively.

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

(b)	On July 24, 2014, Dr. Shell loaned $130,000 to the Company. As consideration for the loan, the Company issued Dr. Shell a promissory note in the aggregate principal amount of $130,000 (the “Shell Note”). The Shell Note accrues interest at the rate of 8% per annum and is payable on demand. As additional consideration for entering into the loan agreement, Dr. Shell received 162,907 warrants to purchase shares of the Company’s common stock at an exercise price of $0.798 per share (the “Shell Warrant”). The Company recorded a debt discount, which was expensed at the time of issuance, in the amount of $44,867 based on the estimated fair value of the Shell Warrant. The debt discount was amortized as non-cash interest expense on the date of issuance using the effective interest method. During the years ended December 31, 2015, the Company incurred interest expense, excluding amortization of debt discount, of $10,400 and $4,559, respectively, on the Shell Note. At December 31, 2015 and 2014, accrued interest on the Shell Note totaled $12,338 and $1,938, respectively.

(c)	On December 21, 2012 the William Shell Survivor’s Trust assigned certain promissory notes, in the aggregate principal amount of $500,000, to Lisa Liebman (the “Liebman Notes”). Lisa Liebman is married to Dr. Shell. The Liebman Notes accrue interest at rates ranging between 3.25% and 3.95% per annum. The Liebman Notes were included in the disputed June 2012 Amendment. The principal and interest on the Liebman Notes is reflected as payable on demand. During both of the years ended December 31, 2015 and 2014, the Company incurred interest expense on the Liebman Notes of $19,190. At December 31, 2015 and 2014, accrued interest on the Liebman Notes totaled $24,027 and $4,837, respectively.

(d)	On June 28, 2013, the Company entered into an arrangement with CMFG which was governed pursuant to the terms of four contemporaneous agreements. On October 1, 2013, CMFG assigned its rights pursuant to the Workers’ Compensation Receivables Funding, Assignment and Security Agreement, to Raven Asset-Based Opportunity Fund I LP, a Delaware limited partnership (“Raven”). The components of the primary agreements are detailed as follows:

●	Workers’ Compensation Receivables Funding, Assignment and Security Agreement, as amended (“CMFG #2”) – The Company has assigned the future proceeds of accounts receivable of WC benefit claims with dates of service between the year 2007 and December 31, 2012 (the “Funded Receivables”), to Raven. In exchange, the Company received a loan of $3.2 million. Prior to July 1, 2014, the monthly division of collections on Funded Receivables was distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to Raven to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if Raven receives less than $175,000 in a given month); Third, to Raven in an amount up to $175,000; Fourth, to the Company in an amount of $125,000; Fifth, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Effective July 1, 2014, the monthly division of collections on the Funded Receivables was modified and until such time as Raven has received payment of $3.95 million in collections from Funded Receivables, the Funded Receivables will be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; Second, to Raven to pay off any shortfalls from previous months (a shortfall will have been deemed to occur if Raven receives less than $125,000 in a given month); Third, to Raven in an amount up to $125,000; Fourth, to the Company in an amount of $125,000; Fifth, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 50% to 50%. Once Raven has received payment of $3.95 million in collections from Funded Receivables, the Funded Receivables will cease to be distributed as described above, and will instead be distributed as follows: First, to CMFG as a servicing fee in an amount equal to five percent (5%) of the collections; and Second, to Raven and the Company, the remainder of the Funded Receivables split at a ratio of 45% to 55%, respectively.

●	Common Stock Warrant to James Giordano, CEO of CMFG – The Company issued a ten (10) year warrant to purchase 1,412,500 shares of common stock at an exercise price of $2.00 per share (the “Giordano Warrant”) as consideration for consulting services performed by Mr. Giordano. The warrants became exercisable during December 2013. The exercisable amount is limited to the average trading volume for the ten days prior to the date of exercise.

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

The Company recorded a debt discount in the amount of $925,521 based on the estimated fair value of the Giordano and Raven Warrants. The debt discount is being amortized as non-cash interest expense over the term of the debt using the effective interest method. During the years ended December 31, 2015 and 2014, interest expense of $308,507 and $385,634, respectively, was recorded from the debt discount amortization..

During the years ended December 31, 2015 and 2014, the Company incurred interest expense, excluding amortization of debt discount, of $223,731 and $409,059, respectively, pursuant to CMFG #2

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

The debt conversion feature embedded in the Debenture is accounted for under ASC Topic 815 – Derivatives and Hedging. At issuance, the estimated fair value of the debt conversion feature totaled $119,229. The fair value of the debt conversion feature was allocated from the gross proceeds of the Debenture and the respective discount is being amortized to interest expense over the term of the Debenture using the effective interest method. The valuation of the bifurcated debt conversion feature was valued at the issue date utilizing the Black Scholes option pricing model. During the year ended December 31, 2015, interest expense of $36,431 was recorded from the debt discount amortization. Additionally, the Company is required to mark to market the value of the conversion feature liability. Therefore, as of December 31, 2015, the Company revalued the fair value of the debt conversion feature for the Debenture and determined the conversion feature liability to be $87, a decrease of $119,142 from the fair value determined at the date of issuance. Changes in the conversion feature liability are recorded as income or expense during the reporting period that the change occurs.

During the year ended December 31, 2015, the Company incurred interest expense, excluding amortization of debt discount, of $25,272 on the Debenture. Pursuant to the terms of the Debenture, during 2015 the Company issued 84,241 shares of its common stock in payment of all interest incurred during the year, $25,272.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(f)	On February 23, 2015, Shlomo Rechnitz loaned $1.2 million to the Company. As consideration for the loan, the Company issued Mr. Rechnitz a promissory note in the aggregate principal amount of $1.2 million (the “Rechnitz Note”). The Rechnitz Note accrues interest at 4% per annum, throughout its term, and has a maturity date of February 22, 2017. Principal and interest on the Rechnitz Note is payable in monthly installments of $52,110, beginning on March 22, 2015, and continuing until February 22, 2017. During the year ended December 31, 2015, the Company incurred interest expense of $32,719 on the Rechnitz Note. At December 31, 2015, accrued interest on the Rechnitz Note totaled $28,719 and the Company is $468,989 in arrears on its monthly payment obligations.

(g)	On December 1, 2015, YTR Capital LLC (“YTR”) loaned $100,000 to the Company. As consideration for the loan, the Company issued YTR a promissory note in the aggregate principal amount of $100,000 (the “YTR Note”). The YTR Note accrues interest at 7% per annum, throughout its term, and has a maturity date of December 1, 2016. Interest on the YTR Note is payable monthly. During the year ended December 31, 2015, the Company incurred interest expense of $583 on the YTR Note.

12. RELATED PARTY TRANSACTIONS

Notes Payable

As of December 31, 2015 and 2014, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $3,154,411 and $2,504,411, respectively (See Note 11). At December 31, 2015 and 2014, $2,504,411 was recorded as current liabilities.

13. CONCENTRATIONS

A significant portion of the Company’s billings and revenues are derived from the sale of a single product.

In both of the years ended December 31, 2015 and 2014, the Company derived 33% of its billings from the sale of Theramine. While demand remains strong for Theramine, we cannot assure you it will continue in the future. If demand were to decrease for Theramine it may have a material adverse effect on the Company’s operating results.

A substantial portion of the Company’s billings and revenues are derived from a limited number of physician clients and the loss of any one or more of them may have an immediate adverse effect on our financial results.

In both of the years ended December 31, 2015 and 2014, 14% of the Company’s billings were derived from individual customers representing 10% or more of the total sales. The Company does not receive purchase volume commitments from clients and physicians may stop purchasing our products and services with little or no warning. The loss of any one or more of these customers may have an immediate adverse effect on our financial results.

Major Vendor

The Company purchases its medical food manufacturing products from two sources. The Company is dependent on the ability of these vendors to provide inventory on a timely basis. The loss of these vendors or a significant reduction in product availability and quality could have a material adverse effect on the Company. While the Company keeps at least a two months inventory on hand, it could take between two and five months to set up and test a new supplier, leading to up to four months of product backorder. The Company’s relationship with these vendors is in good standing. We have vetted several other manufacturing facilities and have determined that we could immediately transfer manufacturing without a significant disruption in the business in the event that there is a disruption at our current manufacturing facility.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LEASE COMMITMENTS

The Company leases its operating facility under a lease agreement expiring February 28, 2018. The Company, as lessee, is required to pay for all insurance, repairs and maintenance and any increases in real property taxes over the lease period on the operating facility. The Company’s net rent expenses for the years ended December 31, 2015, and December 31, 2014, were approximately $245,000 and $252,000.

Minimum annual rentals on the operating facility for the fiscal years ending December 31 are as follows:

2016	$97,500
2017	97,500
2018	16,250
Total	$211,250

15. EQUITY TRANSACTIONS

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

During the year ended December 31, 2015, the Company issued an aggregate of 877,230 shares of its common stock pursuant to agreements with its employees and consultants to the Company. The Company valued these share issuances at $43,971, which was based upon the value of the Company’s common stock on the date of issuance, resulting in an average of $0.05 per share. Additionally, pursuant to the terms of the Debenture, the Company issued 84,241 shares of its common stock in payment of interest incurred during the year of $25,272.

16. COMMITMENTS AND CONTINGENCIES

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

On April 27, 2015, as a result of binding arbitration through JAMS, an award of $1.17 million dollars was issued against TMP for breach of contract, and in favor of PDR Medical Management, LLC (“PDR”), a former distributor of the Company’s products. The amount of the award was for sums previously included in the Company’s financial statements as “Due to Physicians” (See Note 10). Additionally, the arbitrator awarded an additional $333,274 to PDR which is reflected in accounts payable as of December 31, 2015. The additional amount consisted of attorneys’ fees and costs of $216,174 and prejudgment interest of $117,100.

TARGETED MEDICAL PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

17. FORMATION OF AMINO NUTRITIONALS

On November 6, 2015, the Company formed Amino Nutritionals, which will market directly to consumers a proprietary product for chronic pain sufferers. As consideration for his commitment to loan a minimum of $500,000 for working capital and to fund development of an infomercial, Shlomo Rechnitz received a 50% interest in Amino Nutritionals.

18. SUBSEQUENT EVENTS

Between January 21, 2016 and April 12, 2016, YTR, a California limited liability company owned by Shlomo Rechnitz, loaned $400,000 to Amino Nutritionals. As consideration for the loans, Amino Nutritionals issued YTR promissory notes in the aggregate principal amount of $400,000 (the “YTR 2016 Notes”). The YTR 2016 Notes accrue interest at 7% per annum, payable monthly, and have maturity dates of one year from there issuance dates. The Company plans to use the proceeds of the loans for working capital and to fund development of an infomercial to market the Company’s direct to consumer product, Theraleve.

On March 4, 2016, the Company issued an aggregate of 2,455,500 shares of its common stock pursuant to agreements with its employees, officers and directors. The shares were valued at $49,110, an average of $0.02 per share.

On April 13, 2016, the Company received a thirty day notice of termination of contract and demand for cure of breach of contract from CMFG. The Company had entered into an agreement with CMFG related to California Workers’ Compensation benefit claims, which was effectively terminated by CMFG on September 30, 2015 (See Note 3). In addition to formally terminating the CMFG #1 contract, the notice seeks to collect payments received by the Company but not yet forwarded to CMFG. The Company intends to enter into discussions with CMFG to reach a mutually agreeable resolution.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective September 29, 2015, the Company dismissed its former independent registered public accounting firm, Marcum LLP (“Marcum”). The decision to dismiss Marcum was approved by the Company’s Audit Committee of the Board of Directors (the “Audit Committee”) on September 28, 2015.

In connection with the audits of the fiscal years ended December 31, 2014 and 2013 and through September 28, 2013, there were (i) no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report; (2) no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

Marcum’s report on the financial statements of the Company for the years ended December 31, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. However, both reports included an explanatory paragraph in which Marcum stated there is substantial doubt about the Company’s ability to continue as a going concern due to the Company’s financial condition as of December 31, 2014 and December 31, 2013.

On September 29, 2015, the Company engaged Squar Milner LLP as the Company’s independent registered public accounting firm effective immediately. The engagement was approved by the Audit Committee on September 28, 2015. Prior to September 28, 2015, neither the Company nor anyone acting on its behalf consulted with Squar Milner LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Controls over Financial Reporting

During the most recent fiscal quarter 2015 (the fourth fiscal quarter of 2015) there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information regarding our current directors as of April 13, 2016.

		Position and Offices	Served as a
Name	Age	Held with the Company	Director Since
Kim Giffoni	64	Chief Executive Officer and Director	1999
David S. Silver, M.D.	50	Chief Medical Officer and Director	2011
Maurice J. DeWald	76	Director	2011
Thomas R. Wenkart, M.D.	72	Director	2014
Kerry N. Weems (1)	59	Director and Non-Executive Chairman	2014

(1) Mr. Weems previously served as a director of the Company from August 2012 to May 2013. Mr. Weems also served as the Chairman of the Nominating and Corporate Governance Committee, a member of the Audit Committee and a member of the Compensation Committee.

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

Executive Officers

The following table sets for information about our current executive officers as of April 13, 2016.

		Position and Offices	Served as an
Name	Age	Held with the Company	Officer Since
Kim Giffoni	64	Chief Executive Officer and Director	1999
David S. Silver, M.D.	50	Chief Medical Officer and Director	2011
William B. Horne	47	Chief Financial Officer	2013
Douglas P. Gintz	49	Chief Technology Officer	2012

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

Douglas P. Gintz

Mr. Gintz has served as the Chief Technology and Information Officer since January 2012. Mr. Gintz has broad experience delivering technology and content solutions to a wide audience for over 26 years. Specializing in emerging technologies, he’s developed adaptive manufacturing compliance systems and native web applications for Fortune 500 companies and health care. Mr. Gintz also has hands-on experience bringing retail products to market from concept, planning, programming, and package design to marketing. Prior to joining Targeted Medical Pharma, Mr. Gintz founded Global Web Applications LLC where he served as its Chief Executive Officer and lead developer from August 2002 to January 2012. His clientele ranged from start-ups to multinational corporations including Dress Barn (NASDAQ: DBRN) and Roxio, Inc. (NASDAQ: ROXI). From August 1996 to July 2002, Mr. Gintz was employed at Nova Development Corp as a developer and key strategist where he held the positions of Director of Strategy and Planning, Product Manager and Creative Director. Mr. Gintz oversaw development of their Window’s creativity product lines sold in leading US retail chains including BestBuy, Staples and Costco. During his employ, Mr. Gintz managed the Web and Design Departments, Product Marketing Group while supervising domestic and overseas programmers. Mr. Gintz has earned a Bachelor of Arts from California State University, Northridge with an emphasis in Design.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2015 except as stated below.

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Kim Giffoni, Officer & Director	1	1	0
William B. Horne, Officer	1	1	0
Thomas R. Wenkart, M.D., Director	2	2	0

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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our Board adopted a written charter for the Audit Committee which is available, free of charge, from the Company by writing to the Secretary at Targeted Medical Pharma, Inc., at 2980 Beverly Glen Circle, Suite 100, Los Angeles, CA 90077, calling (310) 474-9809 or visiting our website at www.tmedpharma.com/docs/ir-docs/TMP-Charter_of_the_Audit_Committee_1_2013.pdf.

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

The Compensation Committee has adopted a written charter, a copy of which is available, free of charge, from the Company by writing to our Secretary at Targeted Medical Pharma, Inc., at 2980 Beverly Glen Circle, Suite 100, Los Angeles, CA 90077, calling (310) 474-9809 or by visiting our website at www.tmedpharma.com/docs/ir-docs/TMP-Charter-of-the-Compensation-Committee.pdf.

Nominating and Corporate Governance Committee

Mr. Weems serves as Chairperson of the Nominating and Corporate Governance Committee and Mr. DeWald and Dr. Wenkart serve as members of the Nominating and Corporate Governance Committee. The principal duties and responsibilities of our nominating committee are to identify qualified individuals to become board members, recommend to the Board individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to the Board our corporate governance guidelines. The Corporate Governance and Nominating Committee has adopted a written charter, a copy of which is available, free of charge, from the Company by writing to our Secretary at Targeted Medical Pharma, Inc., at 2980 Beverly Glen Circle, Suite 100, Los Angeles, CA 90077, calling (310) 474-9809 or by visiting our website at www.tmedpharma.com/docs/ir-docs/TMP-2013_Nominating_and_Corporate_Governance_Committee_Charter.pdf.

Code of Ethics and Code of Conduct for Executive Officers and Directors

We adopted a Code of Ethics and a Code of Conduct for Executive Officers and Directors, both of which are available on our internet web site (at www.tmedpharma.com/corporate-governance) and will be provided in print without charge to any stockholder who submits a request in writing to Targeted Medical Pharma, Inc., 2980 Beverly Glen Circle, Suite 100, Los Angeles, CA 90077, Attention: Secretary. The Code of Conduct for Executive Officers and Directors applies to each director and executive officer, including the Chief Financial Officer and Chief Executive Officer. This Code of Ethics provides principles to which these executive officers are expected to adhere and which they are expected to advocate. The principles of the Code of Ethics are aligned to and apply to those officers in addition to the Code of Conduct.

Item 11. Executive Compensation.

The following table sets forth compensation paid by us for the years indicated to the individuals who served as our Chief Executive Officer and Chief Scientific Officer, President and Chief Operating Officer, Executive Vice President of Foreign Sales and Investor Relations, Chief Financial Officer and Chief Technology Officer during the year ended December 31, 2015. These individuals are referred to as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Kim Giffoni,	2015	186,077	0	6,127	0	0	192,204
Chief Executive Officer(2)	2014	484,556	0	0	0	0	484,556
David S. Silver, MD,	2015	351,691	0	0	0	0	351,691
Chief Medical Officer (3)	2014	440,427	0	0	0	181,000	621,427
William B. Horne,	2015	257,154	0	17,919	2,452	0	277,525
Chief Financial Officer (4)	2014	275,000	50,000	0	0	0	325,000
Douglas P. Gintz,	2015	201,115	0	2,908	0	0	204,023
Chief Technology Officer and Chief Information Officer (5)	2014	207,692	0	0	0	0	207,692

(1)	The values reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718 Share Based Payments, of grants of stock options and stock awards to each of our named executive officers in the years shown.

(2)	During 2014 Mr. Giffoni was our Executive Vice President of Foreign Sales and Investor Relations and deferred salary of $342,258. On January 9, 2015, Mr. Giffoni became our Chief Executive Officer. Mr. Giffoni did not receive a salary during the quarter ended March 31, 2015.

(3)	During 2014 and 2015 Dr. Silver deferred salary and commissions of $40,923 and $2,645, respectively. Other compensation for Dr. Silver for 2014 and includes $175,000 in non-recoverable base commission payments and $6,000 for an automobile allowance.

(4)	During 2014 and 2015 Mr. Horne deferred salary and bonus of $75,961 and 5,288, respectively.

(5)	During 2014 and 2015 Mr. Gintz deferred salary of $13,731 and $4,038, respectively.

Agreements with Company Insiders

We entered into an employment agreement with Mr. Giffoni (the “Company Insiders”), dated June 1, 2010 and amended on January 31, 2011, pursuant to which he served as our Executive Vice President of Foreign Sales and Investor Relations. Mr. Giffoni’s employment agreement expired on December 31, 2014.

The agreement provided for Mr. Giffoni to receive an initial annual base salary of $450,000, subject to cost of living increases not to exceed 5% annually. In addition, the employment agreement provided that Mr. Giffoni’s annual base salary shall be subject to increase in the event stated EBITDA thresholds are achieved.

Mr. Giffoni’s employment agreement contained customary non-competition provisions that extend to twelve months following the termination of his employment with us. Mr. Giffoni also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

On January 9, 2015, the Company’s Board of Directors (the “Board”) voted to terminate Dr. Shell’s employment with the Company and remove him as Chairman of the Board. At the time of his termination, Dr. Shell was the Company’s Chief Executive Officer and Chief Scientific Officer. In connection with the termination of Dr. Shell’s employment, the Board appointed Kim Giffoni as the Company’s Chief Executive Officer. The Company does not currently have an employment agreement with Mr. Giffoni.

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

Outstanding Equity Awards for Named Executive Officers

The following table provides information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2015. Market value for stock options is calculated by taking the difference between the closing price of Targeted Medical common stock on December 31, 2015 ($0.20) and the option exercise price, and multiplying it by the number of outstanding stock options.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Unexercised Options ($)

	275,077	—		—	0.77	5/1/2017	—
	177,469	—		—	3.38	3/20/2020	—
	400,000	—		—	3.38	12/21/2021	—
David Silver, M.D.	100,000	—		—	1.00	6/22/2022	—
	150,000	—		—	1.50	3/7/2020	—
	300,000	—		—	1.14	8/6/2023	—
William B. Horne	75,000	75, 000	(1)	—	0.88	12/10/2020	—
	0	200,000	(2)	—	0.30	6/17/2020	—
Douglas P. Gintz	5,000	—		—	1.50	3/7/2020	—
	75,000	—		—	1.50	3/18/2020	—

(1)	Unexercisable Options vest over two years, 1/2 per year, on August 19, 2016 and 2017.

(2)	Unexercisable Options vest over two years, 1/2 per year, on June 17, 2016 and 2017.

Director Compensation

Our Board of Directors has determined not to pay any cash fees to our non-independent directors, nor will we pay their expenses for attending board meetings. In fiscal 2015 independent directors earned an annual fee of $24,000, $2,000 for each board meeting they attended, of which there were two, $1,000 for each in-person board committee meeting attended, of which there were two, and $750 for each telephonic board or committee meeting, of which there were nine. Mr. DeWald earned $5,000 for acting as Chairman of the audit committee from January 1, 2015 through December 31, 2015, Mr. Weems earned $3,000 for acting as Chairman of the nominating committee from January 1, 2015 through December 31, 2015, Dr. Wenkart earned $3,000 for acting as Chairman of the compensation committee from January 1, 2015 through December 31, 2015 and Paul Pelosi, Jr. earned $1,500 for acting as an Independent Director of the Board from January 1, 2015 to February 2, 2015.

	Fees earned			All other
	or paid in	Stock	Option	compensation
Name	cash ($)	awards ($)	awards ($)	($)	Total ($)
Maurice J. DeWald	40,000	—	—	—	40,000
Kerry Weems	38,000	—	—	—	38,000
Thomas Wenkart	38,500	—	—	—	38,500
Paul F. Pelosi, Jr. (1)	1,500	—	—	—	1,500

(1)	Mr. Pelosi resigned from the Board on February 2, 2015.

Outstanding Equity Awards for Directors

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Unexercised Options ($)

	50,000	—	—	2.55	2/11/2021	—
Maurice J. DeWald	25,000	—	—	1.00	8/6/2022	—
	50,000	—	—	1.50	3/7/2023	—
	25,000	—	—	1.02	7/22/2023	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 13, 2016 (1) by each person who is known by us to own beneficially more than 5% of our outstanding common stock, (2) by each of our directors, (3) by each Named Executive Officer identified above in the “Summary Compensation Table,” and (4) by all of our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities.

SEC rules also treat as beneficially owned all shares that a person would receive upon exercise or conversion of stock options, warrants or other securities or rights held by that person that are immediately exercisable or convertible, or exercisable or convertible within 60 days of the determination date, which in our case is April 13, 2016. Such shares are deemed to be outstanding for the purpose of computing the number of shares beneficially owned and the percentage ownership of the person holding such options, warrants securities or other rights, but these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. On April 13, 2016, there were 30,185,727 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

	Beneficial Ownership
			Number of Shares
			Subject to Options
	Number of		and Warrants
	shares of		Exercisable as of
	Common Stock		April 13, 2016 or
	Beneficially		which become
	Owned as of	Percent	Exercisable within
	April 13, 2016	of Class	60 Days of this Date
Greater than 5% Beneficial Owners: (1)
William Shell, M.D. (2)	9,131,707	27.9%	2,586,872
Thomas R. Wenkart, M.D. (3)	4,994,330	15.4%	2,166,666
Anthony Charuvastra (4)	3,718,221	12.3%	—
Kim Giffoni (5)	3,714,223	12.2%	300,000
David S. Silver, M.D. (6)	2,120,700	6.8%	1,225,077

Directors and Named Executive Officers: (1)
Thomas R. Wenkart, M.D. (3)	4,994,330	15.4%	2,166,666
Kim Giffoni (5)	3,714,223	12.2%	300,000
David S. Silver, M.D. (6)	2,120,700	6.8%	1,225,077
William B. Horne (7)	949,038	3.1%	275,000
Maurice J. DeWald (8)	504,000	1.7%	250,000
Douglas P. Gintz (9)	335,461	1.1%	180,000
Kerry N. Weems (10)	325,000	1.1%	100,000
All directors and named executive
officers as a group (7 persons)	12,942,752	37.3%	4,496,743

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Targeted Medical Pharma, Inc., 2980 Beverly Glen Circle, Suite 100, Los Angeles, California 90077.

(2)	Includes 5,833,956 shares held by the William Shell Survivor’s Trust, 506,077 shares held by the Elizabeth Charuvastra and William Shell Family Trust, 204,802 shares of Common Stock beneficially owned by family and friends of Dr. Shell over which the Elizabeth Charuvastra and William Shell Family Trust holds voting control; also includes warrants to purchase 2,423,965 shares of Common Stock held by William Shell Survivor’s Trust and warrants to purchase 162,907 shares of Common Stock held by William E. Shell. Dr. Shell is the Trustee of the afore-mentioned trusts in this footnote and he is the beneficial owner insofar as voting rights and control thereof.

(3)	Includes 200,000 shares held by Thomas Wenkart, 2,107,664 shares held by Derma Medical Systems, Inc. (“Derma”), 400,000 shares held by Ultera Pty Ltd ATF MPS Superannuation Fund (“Ultera”) and 20,000 shares of which are held by Throven PTY Ltd. (“Throven”). Also includes options to purchase 100,000 shares of Common Stock and 2,166,666 shares of Common Stock issuable upon conversion of a convertible debenture in the principal amount of $650,000 held by Derma. The address of Derma, Ultera and Throven is 301 Catherine Street Leichhardt NSW 2040 Australia. Dr. Wenkart is the owner and President of Derma and owner and Director of Ultera and Throven. Dr. Wenkart is the beneficial owner insofar as voting rights and control thereof.

(4)	Includes 3,422,748 shares held by the Elizabeth Charuvastra Marital Trust and 295,473 shares held by the Elizabeth Charuvastra Exemption Trust. Mr. Charuvastra is the Trustee of the afore-mentioned trusts in this footnote and he is the beneficial owner insofar as voting rights and control thereof.

(5)	Includes 759,675 shares held by Mr. Giffoni. Includes 2,654,548 shares held by the Giffoni Family Trust Dated September 26, 2008 (“Giffoni Family Trust”). Also includes options to purchase 300,000 shares of Common Stock. Mr. Giffoni and Ms. Olena B. Giffoni are the Co-Trustees of the Giffoni Family Trust and may both be considered to have beneficial ownership of the Giffoni Family Trust’s interests in the Company. Mr. Giffoni and Ms. Giffoni may be deemed to share voting and dispositive control with respect to the securities owned by the Giffoni Family Trust. Each of Mr. Giffoni and Ms. Giffoni disclaim beneficial ownership of any shares in which each does not have a pecuniary interest.

(6)	Includes 575,000 shares held by Dr. Silver and options to purchase 1,225,077 shares of Common Stock. Also includes 182,623 shares held by the Silver Family Trust and 138,000 shares held by Dr. Silver’s children. Dr. Silver has voting and dispositive control with respect to all these shares. Dr. Silver disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(7)	Includes 674,038 shares held by Mr. Horne and options to purchase 275,000 shares of Common Stock.

(8)	Includes 254,000 shares held by Mr. DeWald and options to purchase 250,000 shares of Common Stock.

(9)	Includes 155,461 shares held by Mr. Gintz and options to purchase 180,000 shares of Common Stock.

(10)	Includes 200,000 shares held by Mr. Weems and 25,000 shares held by Jean F. Weems and Kerry Weems. Mr. Weems and Ms. Weems may both be considered to have beneficial ownership of the interests in the Company. Mr. Weems and Ms. Weems may be deemed to share voting and dispositive control with respect to the securities owned. Each of Mr. Weems and Ms. Weems disclaim beneficial ownership of any shares in which each does not have a pecuniary interest. Also includes options to purchase 100,000 shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,406,741	$1.67	2,105,797
Equity compensation plans not approved by security holders	4,699,372	$1.67	—
Total	7,106,113	$1.67	2,105,797

In January 2011 the Company’s stockholders approved the Company’s 2011 Stock Incentive Plan (the “Plan”), which provided for the issuance of a maximum of three million (3,000,000) shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants. On August 26, 2013, the Company’s Board of Directors approved a two million (2,000,000) share increase in the number of shares issuable under the Plan, which was approved by the Company’s stockholders on June 6, 2014. As of December 31, 2015, there were 2,406,741 options outstanding and 2,105,797 shares available for future issuance.

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

As of April 13, 2016, included in the Company’s outstanding warrants are 2,586,872 warrants that were issued to a related party over the period from August 2011 through July 2014 at exercise prices ranging from $0.01 to $3.38. The warrants are reflected in the following table:

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

Stock price	$0.76
Risk free interest rate	1.72%
Expected life (in years)	5
Volatility	67%
Expected dividend yield	0%

The following table summarizes the status of the Company’s outstanding notes with related parties as of April 13, 2016.

		Original	Outstanding
		Note	Note	Principal	Interest	Date
Date	Issued to (a)	Amount	Amount	Payments	Rate	Payable

05/04/11	Giffoni Family Trust	$100,000	$—	$100,000	3.25%	05/04/16
06/12/11	Giffoni Family Trust	100,000	—	100,000	3.25%	06/12/16
09/01/11	Lisa Liebman (b)	80,000	80,000	—	3.25%	On Demand
10/17/11	Lisa Liebman (b)	170,000	170,000	—	3.95%	On Demand
11/10/11	Lisa Liebman (b)	120,000	120,000	—	3.95%	On Demand
12/07/11	William Shell Survivor’s Trust	115,000	—	115,000	3.95%	On Demand
01/04/12	Lisa Liebman (b)	30,000	30,000	—	3.95%	On Demand
01/19/12	Lisa Liebman (b)	100,000	100,000	—	3.95%	On Demand
02/29/12	William Shell Survivor’s Trust	240,000	207,411	32,589	3.95%	On Demand
04/11/12	William Shell Survivor’s Trust	250,000	250,000	—	3.95%	On Demand
04/19/12	William Shell Survivor’s Trust	100,000	100,000	—	3.95%	On Demand
05/02/12	William Shell Survivor’s Trust	150,000	150,000	—	3.95%	On Demand
05/10/12	William Shell Survivor’s Trust	110,000	110,000	—	3.95%	On Demand
05/24/12	William Shell Survivor’s Trust	220,000	220,000	—	3.95%	On Demand
05/25/12	William Shell Survivor’s Trust	190,000	190,000	—	3.95%	On Demand
06/13/12	William Shell Survivor’s Trust	175,000	175,000	—	3.95%	On Demand
06/27/12	William Shell Survivor’s Trust	220,000	220,000	—	3.95%	On Demand
07/05/12	William Shell Survivor’s Trust	95,000	95,000	—	3.95%	On Demand
10/12/12	William Shell Survivor’s Trust	7,000	7,000	—	12.00%	On Demand
12/04/12	William Shell Survivor’s Trust	50,000	50,000	—	12.00%	On Demand
12/07/12	William Shell Survivor’s Trust	100,000	100,000	—	12.00%	On Demand
07/24/14	William Shell, M.D.	130,000	130,000	—	8.00%	On Demand
01/13/15	Derma Medical Systems, Inc.	650,000	650,000	—	4.00%	01/12/18
		$3,502,000	$3,154,411	$347,589

(a)	On December 21, 2012, the Elizabeth Charuvastra and William Shell Family Trust Dated July 27, 2006 and Amended September 29, 2006 (the “Family Trust”) assigned 100% of its interest in its notes to the William Shell Survivor’s Trust (the “Survivor’s Trust”). The Survivor’s Trust then assigned its interest in certain of the notes to Lisa Liebman. The notes assigned to Lisa Liebman represent $500,000 in original note amount. William E. Shell was the former Chief Executive Officer and a former director of the Company.

(b)	Lisa Liebman is married to William E. Shell. M.D., the former Chief Executive Officer and a former director of the Company.

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

Item 14. Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accountants for 2015(1) and 2014(2)

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2015 and December 31, 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2015 (1)	December 31, 2014 (2)
Audit Services	$171,007	$133,364
Audit Related Services	$—	$—
Tax Services	$—	$8,651
All Other Services	$—	$1,260
Total	$171,007	$143,275

(1)	Information regarding the fees billed to the Company for the year ended December 31, 2015 are primarily related to services provided by Marcum LLP (“Marcum”). The amounts attributable to Marcum for Audit Services during 2015 were $155,007. The amounts attributable to Squar Milner LLP (“Squar Milner”) for Audit Services during 2015 were $16,000.

(2)	Information regarding the fees billed to the Company for the year ended December 31, 2014 are primarily related to services provided by Marcum LLP (“Marcum”). The amounts attributable to Marcum for Audit Services and Tax Services during 2014 were $129,154 and $8,651, respectively. The amounts attributable to EFP Rotenberg, LLP (“EFP”) for Audit Services and Tax Services during 2014 were $4,210 and nil, respectively. Further, Audit Related Services and All Other Services were solely attributable to Marcum during 2014.

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

Tax Services. This category includes tax services provided with respect to tax consulting, tax compliance, and tax audit assistance. In December 2015, the Company engaged Squar Milner to perform tax compliance services. No fees were billed to the Company by Squar Milner in 2015 for such services.

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

PART IV.

Item 15. Exhibits.

Exhibit
Number	Description
2.1[1]	Agreement and Plan of Reorganization (Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
3.1	Amended and Restated Certificate of Incorporation of Targeted Medical Pharma, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
3.2	Amended and Restated Bylaws of Targeted Medical Pharma, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2011)
10.1	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and William E. Shell, MD (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.2	Employment Agreement, dated June 1, 2010, by and between Targeted Medical Pharma, Inc. and Kim Giffoni (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.3	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and William Shell, MD (Incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.4	Amendment No. 1 to Employment Agreement, dated January 31, 2011, by and between Targeted Medical Pharma, Inc. and Kim Giffoni (Incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.5	Employment Agreement, effective as of November 28, 2011, by and between Targeted Medical Pharma, Inc. and David Silver, M.D. (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011)
10.6	Employment Agreement, effective as of August 19, 2013, by and between Targeted Medical Pharma, Inc. and William B. Horne (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2013)
10.7	Amendment to Employment Agreement, dated December 20, 2013, by and between Targeted Medical Pharma, Inc. and William B. Horne (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2014)
10.8	Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)

Exhibit
Number	Description
10.9	Form of Non-qualified Stock Option Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.10	Form of Non-qualified Stock Option Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.14 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.11	Form of Restricted Stock Agreement (Time-based and Performance-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.15 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.12	Form of Restricted Stock Agreement (Time-based Vesting) under the Targeted Medical Pharma, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.13	Targeted Medical Pharma, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.17 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.14	Amended and Restated Office Lease, dated May 1, 2014, by and between Targeted Medical Pharma, Inc. and Circle Partnership, a limited partnership
10.15	Registration Rights Agreement, dated January 31, 2011 (Incorporated by reference to Exhibit 10.19 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.16	Purchase Agreement, dated April 7, 2010, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC (Incorporated by reference to Exhibit 10.23 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.17	Purchase Agreement, dated October 20, 2008, by and between Targeted Medical Pharma, Inc. and Global Med Management LLC (Incorporated by reference to Exhibit 10.24 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011)
10.18	Form of Physician Purchase Agreement (Incorporated by reference to Exhibit 10.28 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)
10.19	Form of Billing and Claims Processing Services Agreement (Products Purchased from TMP) (Incorporated by reference to Exhibit 10.29 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)
10.20	Form of Distributor Purchase Agreement (Incorporated by reference to Exhibit 10.30 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)
10.21	Form of Billing and Claims Processing Services Agreement (Products Purchased from Distributor) Processing (Incorporated by reference to Exhibit 10.31 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)
10.22	Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of June 27, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2013)

Exhibit
Number	Description
10.28	First Amendment to Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of October 1, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013)
10.29	Second Amendment to Workers’ Compensation Receivables Funding, Assignment and Security Agreement, effective as of October 23, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013)
10.30	Form of Securities Purchase Agreement, dated January 13, 2015, by and between Targeted Medical Pharma, Inc. and Derma Medical Systems, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2015)
10.31	Form of Senior Secured Convertible Debenture, dated January 13, 2015, by and between Targeted Medical Pharma, Inc. and Derma Medical Systems, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2015)
10.32	Form of Security Agreement, dated January 13, 2015, by and between Targeted Medical Pharma, Inc. and Derma Medical Systems, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2015)
10.33	Promissory Note, dated February 23, 2015, by and between Targeted Medical Pharma, Inc. and Shlomo Rechnitz (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2015)
10.34	Operating Agreement of Amino Nutritionals, LLC, dated November 6, 2015
10.35	Promissory Note, dated December 1, 2015, by and between Amino Nutritionals, LLC and YTR Capital, LLC
14	Code of Ethics (Incorporated by reference to Exhibit 14 of Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 22, 2011)
16.1	Letter to the Securities and Exchange Commission from Marcum LLP dated October 1, 2015(Incorporated by reference to Exhibit 16.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015)
21	List of Subsidiaries
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

TARGETED MEDICAL PHARMA, INC.

Date: April 14, 2016	By:	/s/ Kim Giffoni
Kim Giffoni
Chief Executive Officer and
Principal Executive Officer

Date: April 14, 2016	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kerry N. Weems	/s/ David S. Silver
Kerry N. Weems	David S. Silver, MD
Chairman of the Board and Director	Chief Medical Officer and
April 14, 2016	Director
April 14, 2016

/s/ Kim Giffoni	/s/ Maurice J. DeWald
Kim Giffoni	Maurice J. DeWald
Director	Director
April 14, 2016	April 14, 2016

/s/ Thomas Wenkart
Thomas Wenkart, MD
Director
April 14, 2016

